Form 10QSB
period 2003-03-31
MYOFFIZ INC
filed 2003-07-11
CIK 1141964

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50098


                       MYOFFIZ, INC.
              ----------------------------------
      (Name of Small Business Issuers in its charter)

           NEVADA                    88-049-6188-7481
      -----------------             -------------------
(State of other jurisdiction         (I.R.S. Employer
             of                   Identification Number)
incorporation or organization

 500N Rainbow Boulevard Las Vegas
           Nevada                         89107
----------------------------------       -------
    (Address of principal               (zip code)
     executive offices)

Issuer's telephone number: 702-221-2033


                             N/A
                    ---------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
   Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
              DURING THE PRECEDING FIVE YEARS:
 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                       Yes [ ] No [ ]

            APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          4,573,530

                      TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                   4

Item 1. Unaudited Financial Statements                           4
Item 2. Management's Discussion and Plan of Operation            8
Item 3. Controls and Procedures                                 12

PART II - OTHER INFORMATION                                     13

Item 1.  Legal Proceedings                                      13
Item 2.  Changes in Securities                                  13
Item 3. Defaults upon Senior Securities.                        13
Item 4. Submission of Matters to a Vote of Security Holders.    13
Item 5. Other Information.                                      13
Item 6. Exhibits                                                13

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                               MYOFFIZ, INC.
                              BALANCE SHEET
                              March 31, 2003


          ASSETS

Current Assets
  Cash                                                   $   6,408
  Accounts receivable, net of $0 allowance                   3,087
                                                         ---------
     Total Assets                                        $   9,495
                                                         =========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                       $   2,418
  Accounts payable to related parties                       25,816
  Accrued expenses                                          24,766
                                                         ---------
     Total Current Liabilities                              53,000
                                                         ---------


Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 4,573,350 shares issued and outstanding      4,573
  Paid in capital                                          178,180
  Accumulated deficit                                     (218,129)
  Accumulated other comprehensive loss
     - foreign currency translation                         (8,129)
                                                         ---------
     Total Stockholders' Deficit                           (43,505)
                                                         ---------
                                                         $   9,495
                                                         =========

                        MYOFFIZ, INC.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                              Three Months Ended          Nine Months Ended
                                   March 31,                   March 31,
                               2003         2002           2003         2002
                            ---------    ---------      ---------    ---------

Revenue                     $  23,533    $   8,788     $   28,088    $  37,615

Cost of sales                  21,498        5,679         24,334       25,472
General & administrative        5,262       43,970         35,504       74,807
Depreciation                      109        1,972          2,125        3,988
                            ---------    ---------      ---------    ---------
 Total operating expenses      26,869       51,621         61,963      104,267
                            ---------    ---------      ---------    ---------
 NET LOSS                     (3,336)     (42,833)       (33,875)     (66,652)

Other Comprehensive Loss
 Foreign currency
   translation adjustment        (42)      (4,644)        (6,979)        (490)
                            ---------    ---------      ---------    ---------
 NET COMPREHENSIVE LOSS    $  (3,378)   $ (47,477)     $ (40,854)   $ (67,142)
                            =========    =========      =========    =========


Basic and diluted loss
 per share                   $  (.00)     $  (.01)       $  (.01)     $  (.02)

Weighted average shares
 outstanding                4,573,350    4,573,350      4,573,350    4,174,450

                        MYOFFIZ, INC.
                   STATEMENTS OF CASH FLOW
      For the Nine Months Ended March 31, 2003 and 2002


                                                         2003        2002
                                                      ---------    ---------
Cash Flows From Operating Activities
  Net loss                                           $ (33,875)   $ (66,652)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                         2,125        3,988
  Changes in:
    Accounts receivable                                  1,918        (393)
    Other current assets                                            (4,952)
    Accounts payable                                   (8,841)        2,668
    Accounts payable to related parties                 25,816
    Accrued expenses                                   (1,240)        8,362
                                                     ---------    ---------
  Net Cash Used in Operating Activities               (14,097)     (56,979)

Cash Flows Financing Activities
  Stock sold for cash                                                59,835

Effect of Exchange Rate Changes on Cash                (6,979)        (490)
                                                     ---------    ---------
Net change in cash                                    (21,076)        2,366
Cash at beginning of year                               27,484       18,495
                                                     ---------    ---------
Cash at end of year                                  $   6,408    $  20,861
                                                     =========    =========

                         MYOFFIZ, INC.
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MyOffiz, Inc. ("MyOffiz") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in MyOffiz's latest annual report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10-SB, have been omitted.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This  Quarterly  Report  contains  forward-looking
statements about   Myoffiz,  Inc.'s  business,   financial
condition  and prospects that reflect management's
assumptions  and beliefs  based on information currently
available.  We can give  no assurance  that  the
expectations indicated by such forward-looking statements
will   be  realized.   If  any  of  our   management's
assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Myoffiz, Inc.'s actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this
Quarterly Report,  words such    as,     "believes,"
"expects,"   "intends,"     "plans," "anticipates,"
"estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable
to issuers of penny stock.   As we issued securities at a
price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Plan of Operation

MyOffiz's predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995. This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc. That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd.

MyOffiz, Inc. was incorporated in Nevada in October 2000.
On October 31, 2000, the shareholders and owners of Myoffiz.com Pte Ltd sold the assets used to commence our business to us in exchange for 2,200,000 shares of our common stock. In addition, in connection with the acquisition, we issued an additional 1,500,000 shares to repay loans or advances that were made to or on behalf of Myoffiz.com Pte Ltd by three of its shareholders.

We provide office products and services to businesses and individuals in the Asia-Pacific region. We wholesale and distribute third party products through direct sales and through sales conducted over the Internet.

Following the asset sale in October 31, 2000, MyOffiz
Asia Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments
     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments
     *    Advertising and promotion
     *    Hosting and maintenance of our website
     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan and Mr. Michael Chang

Since our inception we have devoted our activities to the following:

  *    Raising capital;
  *    Securing management services;
  *    Establishing our website;
  *    Securing rights to sell products and services; and
  *    Developing our operating infrastructure.

We have taken no steps to establish a permanent management team.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $83,580 in sales for year ended June 30, 2001. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$40,854] for the nine months ended March 31, 2003. At March 31, 2003, we had an accumulated deficit of [$43,505].

Nine months ended March 31, 2003 vs. Nine months ended March 31, 2003

------------------------------------------------------------------------------
               Nine months   Nine months   Percentage    Reasons
               ended March   ended March   increase
               31, 2003      31, 2002      [decrease]
------------------------------------------------------------------------------
Revenues        $  28,088     $  37,615       [25]       Reduced in customer
                                                         spending

Expenses
Cost of sales      24,334        25,472        [4]       Reduced in customer
                                                         spending

General and        35,504        74,807        52        Related to decreased
Administrative                                           revenue

Depreciation        2,125         3,998        [2]

Foreign           (6,979)         (490)
currency
translation
adjustment

Net            $ (40,854)      (67,142)       [39]       Decrease in Revenue
comprehensive
loss
------------------------------------------------------------------------------

Three months ended March 31, 2003 vs. Three months ended
March 31, 2002

------------------------------------------------------------------------------
                   Three         Three        Percentage    Reasons
                   months        months       increase
                   ended March   ended March  [decrease]
                   31, 2003      31, 2002
------------------------------------------------------------------------------
Revenues             $23,533        $8,788        62        Managed to close
                                                            a project deal.

Expenses
Cost of sales         21,498         5,679        73        Due to the
                                                            project deal

General and            5,262        43,970       [82]       No overheads as
Administrative                                              the project was
                                                            outsource
Depreciation             109          1972       [94]

Foreign                 (42)        (4644)
currency
translation
adjustment

Net                $ (3,378)      (47,477)       [92]       Better revenue.
comprehensive
loss
------------------------------------------------------------------------------

Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic. In addition, a number of companies have been consolidating, reducing or eliminating operations in our region. This has led to decreases in revenues. We are unable to predict when the effects of these factors will lessen and revenues will begin to increase.

Plan of Operations

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

* July 03 -Launch of information technology consulting services. These services would include developing information technology network infrastructure solutions including connectivity from Local Area Networks to Wide Area Network and Wireless Networks. It will also focus on network security of a whole information technology network infrastructure. - $15,000

* August 03 - Marketing efforts to secure contracts for information technology service - $10,000

* August 03 - Study the possibility of offering technical outsourcing business in the area of software development and technical experts. This may be undertaken with Samtech
Infornet Pte Ltd, however we have no commitments or agreements with them. - $25,000

*    September 03 -Upgrade our current information
technology infrastructure to provide better support for
potential information technology clients' requirements -
$25,000

* October 03 - Expand our offering of goods and services, such as secretarial services, accounting services and locate new product suppliers to provide customers with a better one stop shopping solution - $25,000

* November 03 - Set up pricing and logistics support plans. Pricing structure for all new goods and services has to be worked out for all the different regions where we are selling. Explore shipping methods, scheduling and expenses to all the different regions. - $50,000

* December 03 - Update website for new launch - The website will be updated to support all the new goods and services. It would also include an online tracking of all orders. $50,000

* January 04 - Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region - $150,000

* February 04 - Develop marketing / sales program and materials - $25,000

* March 04 - Explore business expansion to Asia market including China and Japan by securing agreement with new resellers and distributors or partners, none of which are currently in place. - $100,000

Liquidity and capital resources

We are an early-stage company with only $158,071 in revenues from inception through March 31, 2003. We incurred operating losses during this time of $218,129. In addition, as of March 31, 2003, we had only $6,408 in current cash available. Our current cash resources of $6,408 at March 31, 2003 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. We estimate our business needs an additional $475,000 cash infusion to fund our desired expansion during the same period. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Net cash used in operating activities in the first nine months of fiscal 2003 and 2002 was $14,097 and $56,979, respectively. Net cash provided by financing activities in the first nine months fiscal 2002 was from the sale of stock for net proceeds of $59,835.

Cash at March 31, 2003 amounted to $6,408, a 77% decrease from $27,484 as of June 30, 2002. Our current liabilities as of March 31, 2003 are higher than our current assets by $43,505.

We have no lines of credit available to us at this time.
Inflation has not had a significant impact on our results of operations. We have no hedging agreements in place to protect against currency rate fluctuations.

Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this
report,  we carried  out  an  evaluation, under the
supervision  and  with  the participation  of  our
management, including  the  Chief  Executive Officer  (who
also  effectively  serves  as  the  Chief  Financial
Officer),  of  the design and operation of our disclosure
controls and  procedures.   Based on this evaluation,  our
Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities
Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                 PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     None


Item 2.  Changes in Securities

     None


Item 3. Defaults upon Senior Securities.

     NONE


Item 4. Submission of Matters to a Vote of Security Holders.

     NONE


Item 5. Other Information.

     NONE



                      Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------------
  3               Articles of Incorporation & By-Laws
                     (a) Articles of Incorporation of the Company.*
                     (b) By-Laws of the Company.*

  99              Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

                         SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                        Myoffiz, Inc.
               ------------------------------
                        (Registrant)

By: /s/ Micahel Chang
   -----------------------
Micahel Chang
President, CEO, Principal Financial Officer and Principal
Accounting Officer


Date: July 2, 2003

                       CERTIFICATIONS

     I, Micahel Chang, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Myoffiz, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 2, 2003

/s/ Micahel Chang
--------------------
President, CEO, Principal Financial Officer and Principal
Accounting Officer