Form 10KSB
period 2002-12-31
MYOFFIZ INC
filed 2004-01-21
CIK 1141964

ANNUAL REPORT

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


    For the Transition Period _______________ to __________________.



                       MYOFFIZ, INC.
                    -------------------
      (Name of Small Business Issuers in its charter)

           NEVADA                    88-049-6188-7481
        -----------                  ----------------
(State of other jurisdiction         (I.R.S. Employer
             of                   Identification Number)
incorporation or organization

 500N Rainbow Boulevard Las Vegas         89107
           Nevada
 --------------------------------       --------
    (Address of principal               (zip code)
     executive offices)

Issuer's telephone number: Singapore:  (65) 68484666

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best
of   registrant's   knowledge,  in   definitive   proxy   or
information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's revenues for its most recent fiscal  year  was $33,353.

As of the date of this filing, the Company's Common Stock is not trading on a national exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003 was 4,573,350.


             DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


Transitional Small Business Disclosure Format (Check one):
                     Yes [ ]  No [X]

PART I - ITEM 1. DESCRIPTION OF BUSINESS.                                   4
 RISK FACTORS                                                               9

PART I - ITEM 2.   DESCRIPTION OF PROPERTY                                  14
PART I - ITEM 3.   LEGAL PROCEEDINGS                                        15
PART I - ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15
PART II                                                                     15
PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 15
PART II - ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                   OPERATION                                                18
PART II - ITEM 7.  FINANCIAL STATEMENTS                                     21
PART II - ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS            29
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                   29
PART III                                                                    29
PART III - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                    EXCHANGE ACT                                            29
PART III - ITEM 10. EXECUTIVE COMPENSATION                                  32
PART III - ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                    HOLDERS                                                 32
PART III - ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          34
PART III - ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                        37
PART III - ITEM 14. CONTROLS AND PROCEDURES                                 37

PART I - ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

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

MyOffiz Asia Pte Ltd, furnishes the services of Mr. Jaren Chan to act as our president and director and Mr. Michael Chang to act as our treasurer and director. In this capacity, Mr. Chan devotes approximately 10% of his time to our business. The remainder of his time is devoted to his management and employee training consulting business. Mr. Michael Chang also devotes approximately 10% of his time to our business, with the remaining time devoted to his management company. We pay MyOffiz Asia Pte, Ltd a fee of $2300 per month for providing these services under an amended management services agreement dated January 1, 2003.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr. Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia Pte, Ltd. We pay management fees to MyOffiz Asia Pte, Ltd. Accordingly, Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr. Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts.
We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have the following common directors, officers, and persons who own or control more than 5% of the stock of each:

------------------------------------------------------------------------------------------
  Myoffiz Asia Pte Ltd       %         Position     MyOffiz, Inc.    %         Position
------------------------------------------------------------------------------------------
Low Eng Teck                11.91%    Shareholder                  7.73%     Shareholder

Kwek Swee Cheow             11.91%     Director                    6.29%     Shareholder

Chang Ah Meng Michael       11.90%     Director                    6.29%    Treasurer and
                                                                              Director

Han Mui Tuan                 8.98%    Shareholder                  8.27%     Shareholder

Ho Ai Lian                  11.90%    Shareholder                  6.29%     Shareholder

Thue Leong Meng              5.95%    Shareholder                  3.14%     Shareholder

Siew Pai Oak                 5.95%    Shareholder                  3.14%     Shareholder

Jaren Chan Eng Ann           2.92%    Shareholder                  3.41%      President

Chee Yew Sing                2.92%    Shareholder                  1.62%     Shareholder

Han Eng Kwang                9.74%    Shareholder                  5.39%     Shareholder

Masaru Osawa                 1.95%    Shareholder                  1.08%     Shareholder

Hirofumi Inagawa             0.97%    Shareholder                  0.54%      Director

Shuan Yuan Shuan Michael     1.46%    Shareholder                  0.81%     Shareholder

Masahide Katsukata          10.06%    Shareholder                  5.57%     Shareholder

Springfield Technology       1.46%    Shareholder                  0.81%     Shareholder
Ventures
------------------------------------------------------------------------------------------

There are no common officers between Myoffiz Asia Pte Ltd and Myoffiz, Inc. Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd.
Mr. Jaren Chan, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi
Inagawa, our director, is a shareholder of MyOffiz Asia
Pte, Ltd.

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have 15 common stockholders, seven of whom own more the 5% of the issued and outstanding common stock of each.

Since our inception we have devoted our activities to the following:

  *    Raising capital;
  *    Securing management services;
  *    Establishing our website;
  *    Securing rights to sell products and services; and
  *    Developing our operating infrastructure.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,170 and a loss of $11,455 for the three month period ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of [$56,953].

We provide office products and services to businesses and individuals in the Asia-Pacific region. We wholesale and distribute third party products through direct sales and through sales conducted over the Internet.

MyOffiz's office product offerings include stationery, computer and accessories, printers and peripherals, filing and storage media, business books, general office equipment and corporate gifts. Currently, we are the exclusive Internet distributor for MSE, an American brand of toner cartridges, in the Asia-Pacific region.

We have the following principal suppliers:

     *    Popular Book Co Pte Ltd
     *    Kumpulan Development Pte Ltd
     *    OA Supplies Pte Ltd
     *    MSE Enterprise Singapore Pte Ltd

Toner cartages supplied by MSE Enterprise Singapore Pte Ltd accounted for almost 100% of fiscal year 2002 and 2001 product sales.

All these suppliers carry all the products we sell. We purchase from whichever supplier offers the best price on the products we are purchasing at the time of our order.

Besides office products and services, we provide other services through commission-based arrangements with providers of these services. For example, we have the following agreements with the following parties: a member of Horwath International to provide services such as corporate company secretarial, accountancy and auditing services. Joaquims, Singapore's largest floral company to provide flowers; Cathay Photo Store, a Singapore photographic supplies company to provide camera equipments and accessories and Unison Commercial, a Singapore stationery supplier to provide
stationary products.   We have no written agreements with them.

We generate revenues from the sale of the following products and services:

-----------------------------------------------------------------------------------------
Product               June 30, 2002 to March   Year ended June 30,   Year ended June 30,
                      31, 2003                 2002                  2001
-----------------------------------------------------------------------------------------
Office and similar    US$ 19,423               US$ 32,966            US$ 73,535
products

Commissions or        US$ 8,666                US$ 13,437            US$ 10,045
fees from third-
party product and
service providers
----------------------------------------------------------------------------------------


Of our product sales since inception, 10% have been generated from sales on the internet and 90% from direct sales.

We operate a website at www.myoffiz.com. Nothing on that website is part of this registration statement.

Marketing

We currently use fax promotion, telemarketing and the internet to reach our customers.

Future marketing efforts will focus on product promotions with vendors, exhibitions, newspaper advertisements, magazines and adding additional sales personnel.

We have not entered into any agreements with spokespersons, sales representative, distributors or others to promote our products or website in any manner.
We must secure additional funding to do so.

Seasonality

Our operating results may fluctuate from quarter to quarter as a result of stronger sales in the third quarter of our fiscal year, January to March, associated with the beginning of calendar year office supply budgeting programs.

Government Approval

Although our operations are located outside of the U.S., we are not subject to any material government regulation upon our business.

Principal Customers

Our principal customers are as follows:

Year 2002

Edna D. Lee (through National Book Store)              $19,157   42.3%
Arbug Pte Ltd                                          $ 9,254   20.4%
eBrowx  Ltd                                            $ 4,695   10.4%

Year 2003

Progression Consultancy		 		       $15,824   45.3%
Teleflex  Morse					      $  6,777   19.4%

National Book Store is a wholesaler, the rest are retail customers.

We have no written agreements with these customers.

 Competitive Environment

 The office supply and related services industry is increasingly competitive. Because barriers to market entry are relatively low, new competitors can establish their business at a relatively low cost. Thus, we expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and we may not be able to keep pace with the intense competition in this market.

 Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complimentary companies or forming advantageous strategic alliances.

 Currently, the key players in the on-line office products segment in Asia are all large companies, including WizOffice.com, a company listed on the main-board of the Singapore Stock Exchange, WebOffice.com, a company which is funded by UK-based 3i, PLC, one of the world's largest investment groups, and Saggio.com which is funded by Warburg Pincus and Ryoden Development. Most of the above companies provide only an Internet gateway for purchase of third-party office supplies via e-commerce, unlike MyOffiz which carries an exclusive product, at this time only one: the MSE range of toners.

 Product Sales; Returns; Warranties and Product Liability

 Customers will access our website and select the items they want to purchase. When the customer has completed a purchase selection, we arrange for delivery and the customer pays for the items with their corporate check upon delivery. For certain customers, a 15 to 30 days credit term is provided. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product or performance of services.

 Our cancellation policy is as follows: If the customer cancels the order before the products are shipped, then no costs are incurred. If the customer cancels the order after the product has been shipped, then the customer is responsible for the shipping fees back to us along with the original shipping costs we incurred. Our refund policy is 30 days from the date of shipping. The refund is dependant upon the fact the product is returned in good condition. The customer is also responsible for the shipping costs both ways if the product is returned.

 We offer no warranties ourselves. The only warranties offered are manufacturers' warranties for which we are not responsible. For example, MSE Toners are covered by a 100% warranty by MSE. They are guaranteed to be free from defects in both material and workmanship from the original date of purchase for a period of one year or until the toner is depleted, whichever occurs first.

 We have not obtained warranty or product liability insurance.
 In addition, we have not established a reserve fund for such purposes. Since inception, there have been no claims against us.

 Agreement with GoPublicToday.com, Inc.

 GoPublicToday.com's services consist of the preparation and filing of all required documents with regard to a 504 offering in Nevada and a registration statement on Form 10SB with the SEC, Form 211 and interfacing with an NASD market maker regarding NASD filings. The agreement terminates when our securities are qualified for quotation on the over the counter bulletin board.

 We agreed to pay $45,000 as compensation to GoPublicToday.com for the services provided above. The compensation consists of and was and is to be disbursed as follows:

 Disbursement  1:  Myoffiz disburses and GoPublicToday.com
                   collects payment  of a  non-refundable
                   retainer of $10,000 USD upon the execution of the Agreement;

 Disbursement  2:  Myoffiz disburses and GoPublicToday.com collects payment of an additional $10,000 and 150,000 shares of the common stock upon filing for permit by the State of Nevada pursuant to NRS 90.490; and $10,000 when the offering closes.

 Disbursement  3:  Myoffiz disburses and GoPublicToday.com collects payment of an additional $5,000 USD upon filing of the Form 10SB with the Securities and Exchange Commission;

 Disbursement  4:  Myoffiz disburses and GoPublicToday.com collects payment of an additional $5,000 USD upon filing of the Form with the NASD qualification of Myoffiz for quotation and trading on the OTCBB; and

 Disbursement  5:  Myoffiz disburses and GoPublicToday.com collects payment of an additional $5,000 USD upon notification by the NASD of qualification for quotation on  the OTCBB.

RISK FACTORS

Our poor financial condition is inadequate to grow rapidly.
You are unable to determine whether we will ever become profitable.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003.
We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,170 and a loss of $11,455 for the three month period ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of [$56,953].

In addition, as of September 30, 2003, we had only $6,085 in current cash available. Our current cash resources of $6,085 at September 30, 2003 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. We estimate our business needs an additional $475,000 cash infusion to fund our desired expansion during the same period.
In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

We have a limited operating history; because our planned growth is contingent upon receiving additional funding, you are unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by young and unestablished companies in our business, which have little operating history, including whether we will be able to overcome the following challenges:

  * Inability to raise necessary revenue to operate for the next 12 months or thereafter
  * Advertising and marketing costs that may exceed our current estimates
  *  Unanticipated expenses
  * Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant expenses are in our growth plan, including inventory, website development and operations, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our short operating history, you will have little basis upon which to accurately forecast our:

  *  Total assets, liabilities, and equity
  *  Annual revenues
  *  Gross and operating margins
  *  Labor costs




                              -9





Accordingly, the business growth plans described in this registration statement may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because sales of products such as ours through an Internet-based office supply sales website have not been widely accepted by the public, we may face significant barriers in selling the products we hope to be able to sell, which could reduce our revenues.

Our business involves the use of a website to sell products. The use of the Internet is a relatively new form by which to provide these type of products. Traditionally, these products are provided through retail or wholesale stores with seasoned sales associates or other personal points of contact. Additionally, the public has perceived these stores as being more reliable than depersonalized on-line websites. Accordingly, we face significant barriers to overcome in consumer preferences of traditionally used retail and wholesale outlets for the office supply and products that we offer.

If substantial numbers of our website users lose connection to our website, we will lose potential customers and fail to develop repeat business which will reduce our revenues.

Although we will test our website for errors and attempt to identify any bugs or errors, our site may contain the following problems leading to interruptions in our business:

  *  Undetected errors or bugs
  *  Inability of our server to handle peak loads
  *  Systems failures by our Internet service provider
  *  Inactivity by users for periods while remaining on-line

Repeated disruptions due to such errors or even one disruption may dissuade users from ever using our services again.
Accordingly, if we fail to develop effective systems to detect such errors or guard against such errors and there are substantial interruptions, we will be unsuccessful at developing business, and our potential revenues will be reduced.

Our vulnerability to security breaches, glitches and other computer failures could harm our future customer relationships, our ability to establish our future customer base.

We will offer the products we hope to be able to sell exclusively through our Internet site. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we hope to be able to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Because we have a limited number of suppliers, one of which accounted for almost all of our sales, the loss of this supplier could reduce our revenues.

We have the following principal suppliers:

   *  Popular Book Co Pte Ltd
   *  Kumpulan Development Pte Ltd
   *  OA Supplies Pte Ltd
   *  MSE Enterprise Singapore Pte Ltd

However, one supplier, MSE Enterprise Singapore Pte Ltd, which supplies us toner cartridges, accounted for almost 100% of our sales. The loss of this supplier could reduce our revenues.

Because we have limited major customers, the loss of any one major customer would significantly reduce our revenues.

In fiscal year ended June 30, 2003, two major customers accounted for 45.3% and 19.4% percent of our revenues. We have no written agreements with these customers. Because of this concentration of major customers, the loss of either or both of them would significantly reduce our revenues.

Our officers, directors and principal stockholders can exert control over matters requiring stockholder approval.

Our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 87% of our outstanding common stock. They will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our founder and president, Jaren Chan whose services are provided to us under a service agreement with MyOffiz Asia Pte Ltd; if we lose his services, our revenues may be reduced.

Our business has been managed by MyOffiz Asia Pte Ltd. The success of our business is dependent upon the expertise of Mr. Jaren Chan, our president. Because Mr. Chan is essential to our operations, you must rely on his management decisions. His services are furnished to us under a service agreement with MyOffiz Asia Pte Ltd. We have not entered into any agreement with MyOffiz Asia Pte Ltd or Mr. Jaren Chan that would prevent him from ceasing to provide services to us, nor have we obtained any key man life insurance relating to him. The management agreement may be terminated by either party upon 30 days notice. If the agreement is terminated of if we otherwise lose his services under our service agreement with MyOffiz Asia Pte Ltd, MyOffiz Asia Pte Ltd may not be able to supply management with comparable experience. As a result, the direct or indirect loss of Mr. Jaren Chan's services could reduce our revenues.

The person responsible for managing our day-to-day operations, Mr. Jaren Chan, will devote less than full time to our business, which may reduce our revenues.

We currently have no employees. Our day-to-day operations are presently managed by MyOffiz Asia Pte Ltd, which furnishes the services of Mr. Chan to act as our president and director. In this capacity, Mr. Chan devotes approximately 10% of his time to our business. The remainder of his time is devoted to his personal consulting business. Mr. Chan may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Because there is not now and may never be a public market for our common stock, investors will be unable to resell their shares.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained. Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to resell their shares, meaning investors will be unable to resell their shares.

We have some shares eligible for future sale without restriction under the Securities Act of 1933 and additional shares which are restricted securities that can be resold only under the restrictions imposed under Rule 144, all of which securities if sold could reduce the prevailing market price of our shares if our shares become qualified for quotation on the over the counter bulletin board.

There are 980,493 shares of our common stock held by non-affiliates, of which 382,143 shares have been held for at least two years and the remainder were issued in accordance with Rule 504(b)(1)(i) in that they were registered by qualification in the state of Nevada. These shares held by non-affiliates may currently be resold without restrictions under the Securities Act of 1933. None of these shares have been sold pursuant to Rule 144 of the Securities Act of 1933. The remaining 3,592,857 shares of our common stock are held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. None of these shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Under the provisions of Rule 144, following the expiration of the lock-up period on 2,792,876 of these restricted securities, these restricted securities could be available for sale in a public market, if developed, in amounts limited under Rule 144 and subject to other manner of resale restrictions imposed under Rule 144 beginning 90 days after the effective date of this registration statement. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities if our shares become qualified for quotation on the over the counter bulletin board.

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our operating results.

Our operating results may fluctuate from quarter to quarter as a result stronger sales in the fourth quarter of our fiscal year associated with holiday and beginning of the year office supply budgeting programs. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if our sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore any sales shortfall would have a disproportionate effect on our net income for the quarter.

As all of our sales and marketing activities are conduct offshore, our revenues may be reduced as a result of factors which would not affect us if our operations were in the US.

We operate offshore. As a result, we are subject to a number of risks associated with international business activities.
These risks generally include:

   *    Currency exchange rate fluctuations;
   *    Seasonal fluctuations in purchasing patterns;
   *    Unexpected changes in regulatory requirements;
   *    Tariffs, export controls and other trade barriers;
   * Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
   *    Difficulties in managing and staffing international operations;
   * Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
   *    Burdens of complying with a wide variety of foreign laws;
   *    Risks related to the recent global economic turbulence; and
   *    Political instability.

Any or all of these factors could reduce our revenues.

U.S. investors may experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against us and our non-U.S. resident directors.

All of our are located outside the United States. Our directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgments upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries where our assets are located: (i) would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. federal and state securities laws; or (ii) would enforce, in original actions, liabilities against us based upon these laws.

Conflicts of interest may develop between us and Mr. Jaren
Chan, Mr. Michael Chang, and Mr. Hirofumi Inagawa, our officers and directors, which conflicts may not be resolved in our favor and which may therefore affect the implementation of our business plan.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr. Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia Pte, Ltd. We pay management fees to MyOffiz Asia Pte, Ltd. Accordingly, Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr. Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts. We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.

 PART I - ITEM 2.  DESCRIPTION OF PROPERTY

 MyOffiz has a primary contact office in Nevada. The Nevada address is MyOffiz, 500 N. Rainbow Boulevard, Suite 300, Las Vegas, Nevada 89107. We are leasing office space on a month-to-month basis at the above address. Terms of the lease include a $135.00 per month payment plus an annual payment of $80.00.

 The current management office is located in Singapore. The
 Singapore address is 913 Bukit Timah Road, #02-01, Singapore
 589623. We are currently leasing office space on a month-to month basis for a $235 per month payment.

 The facilities consist of an irregular office configuration of approximately 600 square feet comprising main open space office area including conference area, separate second office, small kitchenette. We believe that these facilities are adequate to meet our current needs. However, as we continue to implement our business plan, we may need to relocate our headquarters office space. Our offices are in good condition and are sufficient to conduct our operations. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

 We do not hope to be able to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

 PART I - ITEM 3.  LEGAL  PROCEEDINGS

 We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.


 PART I - ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

 None


 PART II


 PART II - ITEM 5.  MARKET  FOR COMMON EQUITY AND  RELATED STOCKHOLDER
                    MATTERS

 Market Information

 There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

 Options, Warrants, Convertible Securities

 We have no options, warrants or convertible securities outstanding, except as follows:

 In connection with a private placement in Nevada under Rule
 504, we issued NevWest 59,835 warrants with the following terms:

    *  The warrants are exercisable at a price of $.11 per share.
    *  The warrants are exercisable from May 5, 2002 to May 4, 2005

 Penny Stock Considerations

 Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

 Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.
 Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

      * Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

      * Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

      * Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

      * Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

 Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

 Over the Counter Bulletin Board Considerations

 We currently intend to apply to have our securities qualified for quotation on the over the counter bulletin board.

 The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC's order handling rules, which apply to Nasdaq-listed securities do not apply to securities quoted on the bulletin board.

 Although the Nasdaq stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

 Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

 Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

 Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

 Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-
listed securities.

Lock-Up Agreements

2,792,876 of our shares held by affiliates are subject to a non-written lock up agreement restricting their resale until the earlier of:

  *  February 3, 2004;
  * When our stock is traded on the Over-the-Counter Bulletin Board at a average share price of greater than $.10 per share for a minimum of three months;
  * The shares are listed on the NASDAQ Small Cap or higher market; or
  * We have paid the shareholders who purchased our stock in the registered 504 offering dividends equal to their aggregate purchase price of the shares

Issuance of Shares under Regulation S

3,725,000 of our shares were issued under Regulation S governing sales of securities by United States issuers exclusively to citizens and residents of countries other than the US. Securities issued under Regulation S may not be resold in the United States except if registered or sold under an exemption from registration, generally Rule 144 as described below.

Resale of Shares under Rule 144

In general, under Rule 144 as currently in effect, after we become a reporting company, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale. These resale restrictions also apply equally to all non-US citizen or resident purchasers of shares under Regulation S.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.


Reports to Shareholders

As a result of this filing, we will become subject to the information and reporting requirements of the Securities
Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Where You Can Find Additional Information

For further information about us, please refer to this registration statement and the exhibits thereto. This registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This registration statement and other information filed with the SEC is also available at the web site maintained by the SEC at http://www.sec.gov.

PART I - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $83,580 in sales for year ended June 30, 2001. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,929] for the year ended June 30, 2003.

Year end June 30, 2003 vs. Year end June 30, 2002

-----------------------------------------------------
                 Year end    Year end     Percentage
                 6/30/2003   6/30/2002    increase
                                          [decrease]
------------------------------------------------------
Revenues          39,353      46,403        [15]

Expenses
Cost of sales     27,189      34,997        [22]

General and       45,968      80,726        [43]
Administrative

Depreciation       2,125       4,033        [47]

Net loss          35,929     (73,353)       [51]

------------------------------------------------------


Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic. In addition, a number of companies have continued to consolidate, reduce or eliminate operations in our region. This has led to decreases in revenues of 15% from $46,403 for fiscal year ended June 30, 2002 to $39,353 for fiscal year ended June 30, 2003. We are unable to predict when the effects of these factors will lessen and revenues will begin to increase.

As we had reduced sales, we also had reduced cost of sales of 22% from $34,997 for fiscal year ended June 30, 2002 to $27,189 for fiscal year ended June 30 2003.

Our general and administrative costs decreased of 43% from $80,726 for fiscal year ended June 30, 2002 to $45,968 for fiscal year ended June 30, 2003 due to due to reduced costs incurred in securing qualification for our securities to trade on the OTCBB and a reduction in expenses on internet leased line service.

Our depreciation decreased 47% from $4,003 for fiscal year ended June 30, 2002 to $2,125 for fiscal year ended June 30 2003 due to the age of our depreciable assets.

Principally as a result of the reduction general and administrative cost and also in cost of sales, although we had reduced revenues, our net loss decreased 51% from ($73,353) for fiscal year ended June 30, 2002 to ($35,929) for fiscal year ended June 30, 2003.

Three months ended September 30, 2003 vs. Three months ended
September 30, 2003


                                        2003             2002
                                      --------         --------


Revenues                              $  3,170         $ 3,335

Cost of Sales                            2,462             406
General and administrative              12,163           8,630
Depreciation                                             1,008
                                      --------         --------
Total Operating Expenses                14,625          (9,638)

Net loss                              $(11,455)         (6,709)

Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic. In addition, a number of companies have continued to consolidate, reduce or eliminate operations in our region. This has led to decreases in revenues of 5% from $3,335 for three month period ended September 30, 2002 to $3,170 for three month period ended September 30, 2003. We are unable to predict when the effects of these factors will lessen and revenues will begin to increase.

We had increased cost of sales of 500% from $406 for three month period ended September 30, 2002 to $2,462 for three month period ended September 30, 2003 due to costs of developing a web hosting project commencing in September.

Our general and administrative costs increased of 41% from $8,603 for three month period ended September 30, 2002 to $12,163 for three month period ended September 30, 2003 due to primarily to accounting and audit costs.

Our depreciation decreased from $1,008 for three month period ended September 30, 2002 to $0 for three month period ended September 30 2003 due to the age of our depreciable assets.

Our net loss increased 52% from ($6,709) for three month period ended September 30, 2002 to ($11,455) for three month period ended September
30, 2003 primarily related to our relatively flat revenues and our increased cost of sales and general and administrative costs.


Plan of Operations

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

*   Jan 04 - Launch of information technology consulting services.
These services would include developing information technology network infrastructure solutions including connectivity from Local Area Networks to Wide Area Network and Wireless Networks. It will also focus on network security of a whole information technology network infrastructure. - $15,000

* Feb 04 - Marketing efforts to secure contracts for information technology service - $10,000

* Mar 04 - Study the possibility of offering technical outsourcing business in the area of software development and technical experts. This may be undertaken with Samtech Infornet Pte Ltd, however we have no commitments or agreements with them. - $25,000

* April 04 - Upgrade our current information technology infrastructure to provide better support for potential information technology clients' requirements - $25,000

* May 04 - Expand our offering of goods and services, such as secretarial services, accounting services and locate new product suppliers to provide customers with a better one stop shopping solution - $25,000

* June 04 - Set up pricing and logistics support plans. Pricing structure for all new goods and services has to be worked out for all the different regions where we are selling. Explore shipping methods, scheduling and expenses to all the different regions. - $50,000

* July 04 - Update website for new launch - The website will be updated to support all the new goods and services. It would also include an online tracking of all orders. $50,000

* August 04 - Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region - $150,000

*   September 04 - Develop marketing / sales program and materials - $25,000

* October 04 - Explore business expansion to Asia market including China and Japan by securing agreement with new resellers and distributors or partners, none of which are currently in place. - $100,000


Liquidity and capital resources

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,170 and a loss of $11,455 for the three month period ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of [$56,953].

In addition, as of September 30, 2003, we had only $6,085 in current cash available. Our current cash resources of $6,085 at September 30, 2003 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. We estimate our business needs an additional $475,000 cash infusion to fund our desired expansion during the same period. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Net cash provided by or (used in) operating activities in the first three months of fiscal 2004 and 2003 was $1,295 and $(3,080), respectively. Net cash provided by financing activities in the first three months fiscal 2004 was $0.

Our current liabilities as of September 30, 2003 are higher than our current assets by $56,953.

We have no lines of credit available to us at this time.
Inflation has not had a significant impact on our results of operations. We have no hedging agreements in place to protect against currency rate fluctuations.

 PART II - ITEM 7.
 FINANCIAL STATEMENTS








                  INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders
   MyOffiz, Inc.
   Las Vegas, Nevada

 We have audited the accompanying balance sheet of MyOffiz, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of MyOffiz' management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyOffiz, Inc. as of June 30, 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that My Offiz, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, My Offiz, Inc. has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Malone & Bailey, PLLC
 www.malone-bailey.com
 Houston, Texas

 November 15, 2003

                          MYOFFIZ, INC.
                          BALANCE SHEET
                          June 30, 2003


                         ASSETS

 Current Assets
   Cash                                                     $4,790
                                                         -----------
 Fixtures and equipment, net of accumulated
   depreciation of $12,097                                       0
                                                         -----------
                                                            $4,790
                                                         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                        $ 3,249
   Account payable to related party                         45,928
   Accrued expenses                                          1,111
                                                         -----------
       Total Current Liabilities                            50,288
                                                         -----------

 Stockholders' Deficit
   Preferred stock; $.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 4,573,350 shares issued and outstanding     4,573
   Paid in capital                                         178,180
   Accumulated deficit                                    (220,183)
   Other comprehensive income:
     Equity adjustment on foreign currency translation      (8,068)
                                                        -----------
   Total Stockholders' Deficit                             (45,498)
                                                        -----------
                                                           $ 4,790
                                                        ===========


         See accompanying summary of accounting policies and notes to financial statements.

                          MYOFFIZ, INC.
                    STATEMENTS OF OPERATIONS
               Years Ended June 30, 2003 and 2002

                                            2003         2002
                                        ------------  -----------

 Revenue                                 $  39,353    $  46,403

 Cost of sales                              27,189       34,997
 General & administrative
  - incurred or paid to related party       27,600       27,600
  - incurred or paid to others              18,368       53,126
 Depreciation                                2,125        4,033
                                        ------------  -----------
       Total operating expenses             75,281      119,756
                                        ------------  -----------
       NET LOSS                          $( 35,929)   $( 73,353)
                                        ============  ===========

 Basic and diluted loss per share            $(.01)       $(.02)

 Weighted average shares                 4,573,350    4,274,175
 outstanding


         See accompanying summary of accounting policies and notes to financial statements.

                          MYOFFIZ, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIT
                Years Ended June 30, 2003 and 2002



                                                             Other
                                                             Compre-
                               Common Stock      Retained    hensive
                             Shares    Amount    Deficit     (Loss)       Totals
                           ---------  --------  ---------    -------    ---------


 Balances, June 30, 2002   3,975,000  $122,918  $(110,901)    $(660)     $ 11,357

 Stock issued for cash       598,350    59,835                             59,835

 Net loss                                         (73,353)                (73,353)

 Net change in foreign
   currency valuation                                          (490)         (490)
                           ---------  --------  ---------    -------    ---------

 Balances, June 30, 2002   4,573,350   182,753   (184,254)   (1,150)       (2,651)

 Stock issued for cash

 Net loss                                         (35,929)                (35,929)

 Net change in foreign
   currency valuation                                        (6,918)       (6,918)
                           ---------  --------  ---------    -------    ---------

 Balances, June 30, 2003   4,573,350  $182,753  $(220,183)  $(8,068)    $ (45,498)
                           =========  ========= =========    =======    =========

       Less:  par value                 (4,573)
                                      ---------
       Paid in capital                $178,180
                                      =========











         See accompanying summary of accounting policies and notes to financial statements.

                          MYOFFIZ, INC.
                     STATEMENTS OF CASH FLOW
                Years Ended June 30, 2003 and 2002


                                                          2003         2002
                                                       ---------    ---------
 Cash Flows Used in Operating Activities
   Net loss                                           $(  35,929)   $( 73,353)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                          2,125        4,033
   Changes in:
     Accounts receivable                                   5,006        6,540
     Other current assets                                                 109
     Accounts payable                                      2,730         (747)
     Account payable to related party                     11,157       10,968
     Accrued expenses                                       (865)       2,094
                                                       ---------    ---------
   Net Cash Used in Operating Activities               (  15,776)    ( 50,356)
                                                       ---------    ---------

 Cash Flows Provided by Financing Activities
   Proceeds from sales of stock                                        59,835

 Effect of Exchange Rate Changes on Cash               (   6,918)     (   490)
                                                       ---------    ---------
 Net increase (decrease) in cash                       (  22,694)       8,989

 Cash at beginning of year                                27,484       18,495
                                                       ---------    ---------

 Cash at end of year                                    $  4,790    $  27,484
                                                       =========    =========

 Cash paid during the year for:
   Interest                                             $      0    $       0
   Income taxes                                                0            0





         See accompanying summary of accounting policies and notes to financial statements.

                          MYOFFIZ, INC.
                  NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

 MyOffiz' predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995. This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc. ("MyOffiz"). There was no continuity of ownership or operations. That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd. ("MyOffiz Asia"). All Singapore operations of MyOffiz operations were conducted under a management contract with this entity in Singapore. MyOffiz was formed to sell office products, third-party services such as airline travel tickets, Internet programming, and other office products and services to Asian Pacific Rim companies by both direct selling efforts and through the Internet. Initial operations began in January 2000 and sales commenced in July 2000.

 MyOffiz, Inc. was incorporated in Nevada in October 2000 to establish the entity as a U.S. corporation.

 Third Party Services. MyOffiz has a management agreement with a sister company, MyOffiz Asia Pte Ltd. ("MyOffiz Asia") which provides that all office personnel be paid by the sister company directly, with the costs charged to MyOffiz on a monthly lump sum basis, similar to a U.S.-style employee leasing arrangement. MyOffiz Asia is 100% owned by 15 founding shareholders of MyOffiz, who collectively own 78% of MyOffiz. MyOffiz Asia represents that there is no profit recognized on this arrangement. In addition, MyOffiz Asia kept the books for the Singapore operations as a division separate from that of the U.S. entity. Since all such Singapore transactions belong to MyOffiz and not MyOffiz Asia, the books were combined for financial reporting purposes with all inter-division accounts and transactions eliminated.

 Basis of Presentation. The financial statements include the U.S. accounts of MyOffiz, Inc. and those conducted through the Singapore corporation on behalf of MyOffiz.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

 Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

 Other comprehensive income represents changes in the value of the Singapore dollar relative to the U.S. dollar. As of each balance sheet date, the Singapore division translates its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period are translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders' Equity.

 Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon delivery of the finished products. MyOffiz sells office products directly and flowers and airline tickets through third-party providers. For each of the two years ended June 30, 2003 and 2002, all revenues are from sales of these products or third-party services. For 2003 and 2002, there were no refunds or warranty claims. MyOffiz will accept refunds for a 30-day period after the sale. MyOffiz offers no independent warranty and refers any warranty claims to the manufacturer for products it sells directly or third-party provider for flowers and airline tickets.

 An allowance for doubtful accounts is provided based on credit experience. To date, MyOffiz has had no bad debts so no allowance is provided.

 Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation.
 Depreciation is provided using the straight-line method over the 3-year estimated useful lives of the assets.

 Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

 Income Taxes. U.S. and foreign income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

 Stock Options and Warrants. MyOffiz accounts for stock-based compensation to employees under the intrinsic value method.
 Under this method, MyOffiz recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

 MyOffiz accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.

 Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

 Recent Accounting Pronouncements. MyOffiz does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


 NOTE 2 - GOING CONCERN

 As shown in the accompanying financial statements, My Offiz, Inc. has incurred recurring net losses chargeable to common
 shareholders   of  $35,929  and  $73,353  in   2003   and   2002,
 respectively, and has an accumulated deficit of $220,183 as of June 30, 2003. These conditions create an uncertainty as to My Offiz, Inc.'s ability to continue as a going concern. Management is trying to raise additional capital through sales of units consisting of My Offiz, Inc. warrants as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if My Offiz, Inc. is unable to continue as a going concern.

 NOTE 3 - INCOME TAXES

 Income taxes are not due since MyOffiz has had losses since inception. Since inception, MyOffiz has had about $227,000 in net operating losses, which expire in the U.S. in fiscal 2020 and 2021.

 The components of deferred taxes are as follows:

                                               2003          2002
                                           ---------     ---------
      Deferred tax assets
        Net operating loss carryforwards   $  61,000     $  61,000
      Less:  valuation allowance            ( 61,000)     ( 61,000)
                                           ---------     ---------
      Current net deferred tax assets      $       0     $       0
                                           =========     =========


 NOTE 4 - COMMON STOCK

 In early 2000, $50,149 was put up as initial capital by several investors in Singapore. An additional $45,269 was contributed by these same shareholders in 2001. In 2002, a private placement netted $59,835. Costs of this offering were 275,000 shares issued and recorded in the prior year. This stock was valued at the same selling price of $.10 per share as offered in the private placement.


 NOTE 5 - STOCK WARRANTS

 During fiscal 2001, MyOffiz issued 598,350 shares pursuant to a private placement memorandum at $.10 per share. Pursuant to this issuance, 59,835 warrants were issued with a two-year life at $.11 per share to a broker acting as MyOffiz' agent in the issuance transaction.

 No compensation expense was recognized for these warrants because their fair value did not exceed the exercise price at the date of grant. The Black-Scholes option pricing model was used to determine fair value. Variables used include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation, which is zero, and (4) zero expected dividends.


 NOTE 6 - CONCENTRATIONS

 Three customers accounted for 100 percent of 2003 and 2002 sales. One vendor accounted for 100 percent of 2002 and 2001 cost of sales.

 PART II - ITEM 8. CHANGES  IN AND DISAGREEMENTS WITH  ACCOUNTANTS

            ON ACCOUNTING  AND FINANCIAL DISCLOSURE

 None--Not Applicable



 PART III



 PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

          NAME               AGE              POSITION
       ----------          -------         ---------------
       Jaren Chan            40         President and Director

      Michael Chang          32         Treasurer and Director

    Hirofumi Inagawa         50               Director

Jaren Chan, (40), President and Director - Jaren joined us in October 2000. He is also the CEO of Catalyz Investment Asia Pte Ltd. Concurrently, he is a management and employee training consultant in his own private practice. He held the position of Vice-President with ABN-Amro Bank (1997 - 2000), United Overseas Bank (1995 - 1997), CitiBank Singapore (1993 -
1994) and United Overseas Bank (1988 -1993). He was also a senior Manager with Diners Club (1995 - 1987). From December 1997 to September 2000, he was a senior manager with ABN-Amro with United Overseas Bank, Singapore. Before this, he served as a senior manager with CitiBank Singapore (1993 to 1994) and Citicorp Diners Club (1985 - 1987).

Michael Chang, (32), Treasurer and Director - Michael joined us in October 2000. Michael is currently the chief technology officer of MyOffiz Pte Ltd. Michael also holds a director position in the following companies: S.K. Resources Pte Ltd and Catalyz Investment Asia Pte Ltd. S.K. Management Pte Ltd is a credit management company that provides services to companies to manage their accounts receivables. Catalyz Investment Asia Pte Ltd is a private company with stock ownership interest in MyOffiz, Inc. From 1998 to 1999, Michael studied and received a high distinction in Bachelor of Data Communication from Queensland University of Technology, Brisbane, Australia. From 1995 to 1998, Michael held various positions at Ascom groups of companies, including senior business development manager and senior network consultant. Ascom group of companies provides information technology system integration services.

Hirofumi Inagawa, (50) Director - Mr Inagawa joined us in October 2000. From July 1997 to March 1999, he was a Director at JAIC Management Research Inc. From April 1975 to June 1997, Mr Inagawa held various positions at Bank of Tokyo, Ltd., including overseas posting at its subsidiary, California First Bank and its Singapore Office. Mr. Inagawa received a Bachelor Degree of Business Administration at Yokohama National University in 1975.

ADVISORY BOARD

Masaru Osawa (60) - Mr Masaru Osawa became an Advisor in October 2000. From July 1992 to date, Mr.Osawa has been running his own office, doing M&A Advisory, Venture Business Support and Financial Advisory for Venture Enterprises. From April 1969 to June 1992, Mr.Osawa held various positions at Nikko Securities Co. Ltd. Including Deputy Manager in Kawasaki Office, Manager in Research Center, Manager of M&A Section. Mr. Osawa received a Bachelor Degree of Commerce at Keio University in 1964.

Our directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Management Service Agreement

On November 1, 2000, Myoffiz, Inc. entered into a
Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz
Asia Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

     *    Advertising and promotion

     *    Hosting and maintenance of our website

     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan and Mr. Michael Chang.

The agreement, commenced January 1, 2001. The agreement may be terminated by mutual written consent of the parties upon 30 days prior notice. We agreed to pay Myoffiz Asia Pte Ltd a fee of $2,300 cash per month, payable in advance for all these services. Payments under the agreement began on January 1, 2001, and will continue for the duration of the agreement.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.

Employees

We currently have no employees. We are presently managed by MyOffiz Asia Pte Ltd, a Singapore based company. Under this agreement, Mr. Jaren Chan of MyOffiz Asia Pte Ltd devotes approximately 10% of his time to our business.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.


 Section  16(a) of the  Securities Exchange Act  of  1934,  as
 amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered
 class   of  our  equity  securities,  to  file  reports   of
 beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial
 Ownership   of  Securities)  and  5  (Annual  Statement   of
 Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended June 30, 2003 beneficial owners substantially complied with Section 16(a) filing requirements applicable to them to the extent they had no trading activity in fiscal year 2003. Form 5's have now been filed.

 PART III - ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Jaren
Chan, our president for fiscal years ended June 30, 2002 and 2003:

Name              Position            Year               Salary
--------------------------------------------------------------------
Jaren Chan        President           2002               No Salary
                                      2003               No Salary

The above table does not include management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, which totaled the following:


                                            Paid        Accrued
---------------------------------------------------------------------
Fiscal year ended June 30, 2002           $17,061       $10,539
Fiscal year ended June 30, 2003           $16,443       $11,157


Employment Contracts

We do not have employment agreements.

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.


 PART III - ITEM 11.  SECURITY OWNERSHIP OF  MANAGEMENT AND CERTAIN
 SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

The information presented below regarding beneficial ownership of MyOffiz's voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Except as otherwise indicated below and under applicable community property laws, MyOffiz believes that the beneficial owners of MyOffiz's common stock listed below have sole voting and investment power with respect to the shares shown.

------------------------------------------------------------------------------
 Name                     Address                Percentage      Number of
                                                              Shares of Common
                                                                   Stock
------------------------------------------------------------------------------
Chang Ah Meng Michael     Blk 610 Senja Road        31.55%        1,442,857
[1] [2]                   #12-24
                          Singapore 670610

Hirofumi Inagawa          4-25-1 Aoyamadai           0.47%           21,429
                          Abiko-City
                          Chiba-Pref 270-1175,
                          Japan

Catalyz Investment Asia   37 Hume Ave #09-05        26.08%        1,192,857
Pte Ltd [1]               Singapore 598736

Jaren Chan [1] [2]        Blk 610 Senja Road        29.05%        1,328,590
                          #12-24
                          Singapore 670610

GoPublicToday.Com, Inc    1701 Valmora Street        5.14%          235,250
                          Las Vegas NV 89102

Low Eng Teck              4 Brookvale Walk           6.72%          307,143
                          #03-12Singapore
                          599953

Kwek Swee Cheow  [3]      132 Lorong L Telok         5.47%          250,000
                          Kurau #01-08
                          Singapore 425569

Han Mui Tuan              2 Rifle Range Road         7.18%          328,557
                          #03-08
                          Singapore 588373

Ho Ai Lian                Blk 830 Sims Ave #04-      5.47%          250,000
                          898
                          Singapore 400830

All officers and                                    34.98%        1,600,019
directors as a group
[3 persons] [1][2]
------------------------------------------------------------------------------

[1]Jaren Chan, our president, is the CEO of Catalyz Investment
Asia Pte Ltd. Michael Chang is a director of Catalyz
Investment Asia Pte Ltd.

[2] Because Jaren Chan and Michael Chang by virtue of their positions with Catalyz Investment Asia Pte Ltd. have shared voting and dispositive power over the shares owned by Catalyz Investment Asia Pte Ltd., each is also deemed a beneficial owner of the shares owned by Catalyz Investment Asia Pte Ltd.

[3]  Jaren Chan and Kwek Swee Cheow are brother in law. Kwek
Swee Cheow married Jaren Chan's sister. Jaren Chan disclaims beneficial ownership of shares owned by Kwek Swee Cheow.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 4,573,530 shares of common stock outstanding as of December 31, 2003.

 PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART I - ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MyOffiz' predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995. This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc. That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd.

MyOffiz, Inc. was incorporated in Nevada in October 2000. On the 31st day of October, the shareholders and owners of Myoffiz.com Pte Ltd sold the assets used to commence our business to us. In October, 2000, we issued 3,975,000 shares of our authorized common stock to three founding shareholders who are our 3 current officers and directors and 16 other accredited or sophisticated purchasers under Regulation S and Regulation D with respect to one investor for aggregate consideration of $95,418 or $.024 per share, as follows:

 *  2,200,000   shares  issued  for  acquisition  of   assets   to
shareholders of Myoffiz.com Pte Ltd., including 135,733 shares to Mr. Chan, 250,000 shares to Mr. Chang, and 21,428 shares to Mr. Inagawa.

 * GoPublicToday.com, Inc. was issued 275,000 shares for investment advisory services.

On November 1, 2000, Myoffiz, Inc. entered into a
Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz
Asia Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

     *    Advertising and promotion

     *    Hosting and maintenance of our website

     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan and Mr. Michael Chang.

The agreement, commenced January 1, 2001, The agreement may be terminated by mutual written consent of the parties upon 30
days prior notice.   We agreed to pay Myoffiz Asia Pte Ltd a
fee of $2,300 cash per month, payable in advance for all these services. Payments under the agreement began on January 1, 2001, and will continue for the duration of the agreement.

Management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, totaled the following:

                                         Paid            Accrued
-------------------------------------------------------------------
Nine months ended March 31, 2003           $0            $25,816
Fiscal year ended June 30, 2002             -            $27,600
Fiscal years ended June 30,2001       $13,800                  -

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have the following common directors, officers, and persons who own or control more than 5% of the stock of each:

-----------------------------------------------------------------------------------------
  Myoffiz Asia Pte Ltd         %      Position    MyOffiz, Inc.   %         Position
-----------------------------------------------------------------------------------------
Low Eng Teck                11.91%   Shareholder                7.73%      Shareholder

Kwek Swee Cheow             11.91%    Director                  6.29%      Shareholder

Chang Ah Meng Michael       11.90%    Director                  6.29%     Treasurer and
                                                                             Director

Han Mui Tuan                 8.98%   Shareholder                8.27%      Shareholder

Ho Ai Lian                  11.90%   Shareholder                6.29%      Shareholder

Thue Leong Meng              5.95%   Shareholder                3.14%      Shareholder

Siew Pai Oak                 5.95%   Shareholder                3.14%      Shareholder

Jaren Chan Eng Ann           2.92%   Shareholder                3.41%       President

Chee Yew Sing                2.92%   Shareholder                1.62%      Shareholder

Han Eng Kwang                9.74%   Shareholder                5.39%      Shareholder

Masaru Osawa                 1.95%   Shareholder                1.08%      Shareholder

Hirofumi Inagawa             0.97%   Shareholder                0.54%        Director

Shuan Yuan Shuan Michael     1.46%   Shareholder                0.81%      Shareholder

Masahide Katsukata          10.06%   Shareholder                5.57%      Shareholder

Springfield Technology       1.46%   Shareholder                0.81%      Shareholder
Ventures
-----------------------------------------------------------------------------------------

There are no common officers between Myoffiz Asia Pte Ltd and Myoffiz, Inc. Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd.
MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have 15 common stockholders, seven of whom own more the 5% of the issued and outstanding common stock of each.

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have 15 common stockholders, seven of whom own more the 5% of the issued and outstanding common stock of each.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr.
Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia
Pte, Ltd.  We pay management fees to MyOffiz Asia Pte, Ltd.
Accordingly, Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr.
Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts. We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.



 PART III - ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K

 None

 PART III - ITEM 14.  CONTROLS AND PROCEDURES

 The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter and year that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



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

  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Michael Chang

  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Jaren Chan

  32.1      Section 1350 Certification, Michael Chang

  32.2      Section 1350 Certification, Jaren Chan

 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Myoffiz, Inc.
                              By   /s/ Michael Chang
                                   ----------------------------
                                   Michael Chang, Chief Financial Officer

                              By   /s/ Jaren Chan
                                   ----------------------------
                                  Jaren Chan, Chief Executive Officer

                              By:  /s/ Hirofumi Inagawa
                                   ----------------------------
                                  Hirofumi Inagawa,  Director


 Date: January 14, 2004