Form 10QSB/A
period 2003-03-31
MYOFFIZ INC
filed 2004-01-21
CIK 1141964

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

Commission File Number: 000-50098


                         MYOFFIZ, INC.
                     -------------------
       (Name of Small Business Issuers in its charter)

            NEVADA                         88-049-6188-7481
        --------------                    -------------------
(State of other jurisdiction               (I.R.S. Employer
              of                         Identification Number)
incorporation or organization

 500 N Rainbow Boulevard, Las Vegas, Nevada        89107
-------------------------------------------      ----------
      (Address of principal                      (zip code)
        executive offices)

Issuer's telephone number: Singapore:  (65) 68484666


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
                             4,573,530

                          TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                 3
Item 1. Unaudited Financial Statements                         3
Item 2. Management's Discussion and Plan of Operation          6
Item 3. Controls and Procedures                               10
PART II - OTHER INFORMATION                                   11
Item 1.  Legal Proceedings                                    11
Item 2.  Changes in Securities                                11
Item 3. Defaults upon Senior Securities.                      11
Item 4. Submission of Matters to a Vote of Security Holders.  11
Item 5. Other Information.                                    11
Item 6. Exhibits                                              11

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
                                                         =========

                            MYOFFIZ, INC.
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                           Three Months Ended     Nine Months Ended
                                March 31,             March 31,
                             2003       2002         2003       2002
                          ---------  ---------   ---------   --------

Revenue                   $  23,533  $   8,788   $  28,088   $ 37,615

Cost of sales                21,498      5,679      24,334     25,472
General & administrative      5,262     43,970      35,504     74,807
Depreciation                    109      1,972       2,125      3,988
                          ---------  ---------   ---------   --------
 Total operating expenses    26,869     51,621      61,963    104,267
                          ---------  ---------   ---------   ---------
 NET LOSS                    (3,336)   (42,833)    (33,875)   (66,652)

Other Comprehensive Loss
 Foreign currency
   translation adjustment       (42)    (4,644)     (6,979)      (490)
                          ---------  ---------   ---------   --------
 NET COMPREHENSIVE LOSS   $  (3,378) $ (47,477)  $ (40,854)  $(67,142)
                          =========  =========   =========   ========


Basic and diluted loss
 per share                    $(.00)     $(.01)      $(.01)     $(.02)

Weighted average shares
 outstanding              4,573,350  4,573,350   4,573,350  4,174,450

                            MYOFFIZ, INC.
                       STATEMENTS OF CASH FLOW
          For the Nine Months Ended March 31, 2003 and 2002


                                                        2003        2002
                                                    ---------     ---------
Cash Flows From Operating Activities
  Net loss                                         $ (33,875)    $ (66,652)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                       2,125         3,988
  Changes in:
    Accounts receivable                                1,918       (   393)
    Other current assets                                         ( 4,952)
    Accounts payable                                 ( 8,841)        2,668
    Accounts payable to related parties               25,816
    Accrued expenses                                 ( 1,240)        8,362
                                                    ---------     ---------
  Net Cash Used in Operating Activities              (14,097)      (56,979)

Cash Flows Financing Activities
  Stock sold for cash                                               59,835

Effect of Exchange Rate Changes on Cash              ( 6,979)       (  490)
                                                    ---------     ---------
Net change in cash                                   (21,076)        2,366
Cash at beginning of year                             27,484        18,495
                                                    ---------     ---------
Cash at end of year                                $   6,408     $  20,861
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

Nine months ended March 31, 2003 vs. Nine months ended March 31, 2003

                  Nine        Nine        Percentage
                  months      months      increase       Reasons
                  ended       ended       [decrease]
                  March 31,   March 31,
                  2003        2002
                 ---------------------------------------------------------
Revenues         $ 28,088    $ 37,615       [25]       Reduced in customer
                                                       spending

Expenses
Cost of sales      24,334      25,472        [4]       Reduced in customer
                                                       spending

General and        35,504      74,807        52        Related to
Administrative                                         decreased revenue

Depreciation        2,125       3,998        [2]

Foreign            (6,979)       (490)
currency
translation
adjustment

Net             $ (40,854)    (67,142)      [39]       Decrease in Revenue
comprehensive
loss             ---------------------------------------------------------

Three months ended March 31, 2003 vs. Three months ended March 31, 2002


                   Three        Three
                   months       months
                   ended        ended
                   March 31,    March 31,
                   2003         2002
                  ----------   ----------
Revenues           $23,533      $8,788

Expenses
Cost of sales       21,498       5,679
General and          5,262      43,970
Administrative

Depreciation           109        1972

Foreign                (42)      (4644)
currency
translation
adjustment

Net             $  (3,378)    $(47,477)
comprehensive
loss

Our revenues increased due to a computer consulting contract with a furniture manufacturer. Our cost of sales increased as we outsourced most of the work on the computer consulting contract. General and administrative declined due to the above mentioned outsourcing and the decrease in fees associated with securing a qualification for quotation of our securities on the over the counter bulletin board. Due to the foregoing, our loss for the period decreased from ($47,477) to ($3,378).

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

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

   Myoffiz, Inc.
                             By   /s/ Michael Chang
                                  ------------------------
                                  Michael Chang, Chief Financial Officer

                             By   /s/ Jaren Chan
                                  ------------------------
                                  Jaren Chan, Chief Executive Officer

Date: January 14, 2004