Form 10QSB
period 2003-09-30
MYOFFIZ INC
filed 2004-01-21
CIK 1141964

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50098


                       MYOFFIZ, INC.
                   --------------------
      (Name of Small Business Issuers in its charter)

           NEVADA                    88-049-6188-7481
       -------------                ------------------
(State of other jurisdiction         (I.R.S. Employer
             of                   Identification Number)
incorporation or organization

 500N Rainbow Boulevard Las Vegas         89107
           Nevada
 ---------------------------------       -------
    (Address of principal               (zip code)
     executive offices)

Issuer's telephone number: Singapore:  (65) 68484666

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
                             4,573,530

                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  3
Item 1. Unaudited Financial Statements                          3
Item 2. Management's Discussion and Plan of Operation           6
Item 3. Controls and Procedures                                10
PART II - OTHER INFORMATION                                    10
Item 1.  Legal Proceedings                                     10
Item 2.  Changes in Securities                                 11
Item 3. Defaults upon Senior Securities.                       11
Item 4. Submission of Matters to a Vote of Security Holders.   11
Item 5. Other Information.                                     11
Item 6. Exhibits                                               11

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements



                         MYOFFIZ, INC.
                         BALANCE SHEET
                       September 30, 2003


     ASSETS

Cash                                                    $  6,085
Accounts receivable                                        1,288
                                                        --------
                                                            7,373

Fixtures and equipment, net of accumulated
  depreciation of $12,097                                      0
                                                        --------
     TOTAL ASSETS                                       $  7,373
                                                        ========


     LIABILITIES
Accounts payable                                        $  3,921
Accounts payable to related parties                       59,294
Accrued expenses                                           1,111
                                                        --------
     TOTAL LIABILITIES                                    64,326
                                                        --------

     STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 5,000,000 shares
  authorized, none outstanding
Common stock, $.001 par, 20,000,000 shares
 authorized, 4,573,350 shares issued
 and outstanding                                           4,573
Additional paid in capital                               178,180
Accumulated deficit                                     (231,638)
Other comprehensive income:
    Equity adjustment on foreign currency translation   (  8,068)
                                                        --------
                                                        ( 56,953)
                                                        --------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  7,373
                                                        ========

                         MYOFFIZ, INC.
                    STATEMENTS OF OPERATIONS
          Three months Ended September 30, 2003 and 2002



                                            2003           2002
                                         --------       --------


Revenues                                 $  3,170       $  3,335

Cost of sales                               2,462            406
General and administrative
  - incurred or paid to related party       6,900          6,900
  - incurred or paid to others              5,263          1,730
Depreciation                                               1,008
                                         --------       --------
Total operating expenses                   14,625        ( 9,638)
                                         --------       --------
                                         $(11,455)        (6,709)
                                         ========       ========

Basic and diluted net loss per common share     $(0.00)
Weighted average common shares outstanding   4,573,350

                           MYOFFIZ, INC.
                    STATEMENTS OF CASH FLOWS
          Three Months Ended September 30, 2003 and 2002


                                               2003         2002
                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(11,455)    $( 6,709)
Adjustments to reconcile net loss
 to cash used in operating activities:
 Depreciation                                                1,008
Changes in:
 Accounts receivable                          ( 1,289)       3,695
 Accounts payable                                 673      (   764)
  Accounts payable to related parties          13,366
 Accrued expenses                                          (   310)
                                              --------     --------
NET CASH USED IN OPERATING ACTIVITIES           1,295      ( 3,080)


CASH FLOWS FROM FINANCING ACTIVITIES
 Effect of exchange rate changes on cash                       196
                                              --------     --------
NET CHANGE IN CASH                              1,295        2,884
 Cash balance, beginning                        4,790       27,484
                                              --------     --------
 Cash balance, ending                        $  6,085     $ 24,600
                                              ========     ========

                         MYOFFIZ, INC.
               NOTES TO THE FINANCIAL STATEMENTS


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

Hirofumi Inagawa

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

Date: January 14, 2004