Form 10QSB
period 2003-12-31
MYOFFIZ INC
filed 2004-02-10
CIK 1141964

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50098


                         MYOFFIZ, INC.
                    ---------------------
     (Name of Small Business Issuers in its charter)

          NEVADA                             88-049-6188-7481
       -----------                          ------------------
(State of other jurisdiction                 (I.R.S. Employer
           of                               Identification Number)
incorporation or organization

500N Rainbow Boulevard Las Vegas, Nevada           89107
----------------------------------------          -------
      (Address of principal                      (zip code)
         executive offices)

Issuer's telephone number: Singapore:  (65) 68484666

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
                             4,573,350




                                - i -




                          TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                   2

  Item 1. Unaudited Financial Statements                         2
  Item 2. Management's Discussion and Plan of Operation          6
  Item 3. Controls and Procedures                               10

PART II - OTHER INFORMATION                                     10

  Item 1.  Legal Proceedings                                    10
  Item 2.  Changes in Securities                                11
  Item 3. Defaults upon Senior Securities.                      11
  Item 4. Submission of Matters to a Vote of Security Holders.  11
  Item 5. Other Information.                                    11
  Item 6. Exhibits                                              11

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                            MYOFFIZ, INC.
                            BALANCE SHEET
                       As of December 31, 2003


          ASSETS

Current Assets
  Cash                                                    $ 3,468
  Accounts receivable, net of $0 allowance                  2,817
                                                         ---------
     Total Assets                                       $   6,285
                                                         =========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                       $  3,753
  Accounts payable to related parties                      65,065
                                                         ---------
     Total Current Liabilities                             68,818
                                                         ---------


Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 4,573,350 shares issued and outstanding     4,573
  Paid in capital                                         178,180
  Accumulated deficit                                    (237,314)
  Accumulated other comprehensive loss
     - foreign currency translation                      (  7,972)
                                                         ---------
     Total Stockholders' Deficit                         ( 62,533)
                                                         ---------
                                                        $   6,285
                                                         =========

                            MYOFFIZ, INC.
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the Three Months and Six Months
                  Ended December 31, 2003 and 2002



                             Three Months Ended    Six Months Ended
                                December 31,         December 31,
                            2003        2002        2003       2002
                          ---------  ---------   ---------  ---------

Revenue                   $   3,338   $  1,220   $   6,508   $  4,555

Cost of sales                 1,356      2,430       3,818      9,772
General & administrative      7,658     28,744      19,821     30,242
Depreciation                             1,008                  2,016
                          ---------  ---------   ---------  ---------
 Total operating expenses     9,014     32,182      23,639     42,030
                          ---------  ---------   ---------  ---------
 NET LOSS                    (5,676)   (30,962)    (17,131)   (37,475)
                          =========  =========   =========  =========


Basic and diluted loss
 per share                    $(.01)     $(.01)      $(.00)     $(.01)

Weighted average shares
 outstanding              4,573,350  4,573,350   4,573,350  4,573,350

                            MYOFFIZ, INC.
                       STATEMENTS OF CASH FLOW
         For the Six Months Ended December 31, 2003 and 2002


                                                    2003         2002
                                                  ---------   ---------
Cash Flows Used in Operating Activities
  Net loss                                        $ (17,131)  $ (30,539)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                  2,016
  Changes in:
    Accounts receivable                             ( 2,817)      3,625
    Accounts payable                                (28,049)      8,053
    Accrued expenses                                 41,958         288
                                                  ---------   ---------
  Net Cash Used in Operating Activities             ( 1,418)    (16,557)


Effect of Exchange Rate Changes on Cash                  96     ( 6,936)
                                                  ---------   ---------
Net increase (decrease) in cash                     ( 1,322)    (23,493)

Cash at beginning of year                             4,790      27,484
                                                  ---------   ---------
Cash at end of year                               $   3,468   $   3,991
                                                  =========   =========

                         MYOFFIZ, INC.
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MyOffiz, Inc. ("MyOffiz") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in MyOffiz's latest annual report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the SB-2, have been omitted.



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

Three months ended December 31, 2003 vs. Three months ended December
31, 2002

                                 Three Months Ended
                                     December 31,
                                   2003       2002
                                 --------- ---------
Revenue                         $   3,338   $  1,220

Cost of sales                       1,356      2,430
General & administrative            7,658     28,744
Depreciation                                   1,008
                                 --------- ---------
 Total operating expenses           9,014     32,182
                                 --------- ---------
 NET LOSS                          (5,676)   (30,962)
                                 ========= =========

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

However, due to a web hosting and design project, we had an increase in revenues of 173% from $1,220 for the three month period ending
December 31, 2002 to $4,338 for the three month period ending
December 31, 2003.

We had decreased cost of sales of 44% from $2,430 for three month period ended December 31, 2002 to $1,356 for three month period ended December 31, 2003 due to decrease in office supply purchases by customers.

Our general and administrative costs decreased 73% from $28,744 for three month period ended December 31, 2002 to $7,658 for three month period ended December 31, 2003 due to primarily to reduction in expenses in internet services.

Our depreciation decreased from $1,008 for three month period ended December 31, 2002 to $0 for three month period ended December 31 2003 due to the age of our depreciable assets.

Our net loss increased 81% from ($30,962) for three month period ended December 31, 2002 to ($5,676) for three month period ended
December 31, 2003 primarily related to our slightly increased revenues and our decreased cost of sales and general and administrative costs.

Six months ended December 31, 2003 vs. Six months ended December 31,
2002

                                               Six Months Ended
                                                 December 31,
                                                2003      2002
                                             ---------  ---------

Revenue                                      $   6,508  $   4,555

Cost of sales                                    3,818      9,772
General & administrative                        19,821     30,242
Depreciation                                                2,016
                                             ---------  ---------
 Total operating expenses                       23,639     42,030
                                             ---------  ---------
 NET LOSS                                      (17,131)   (37,475)
                                             =========  =========

Due to web hosting projects, we had an increase in revenues of 43% from $4,555 for the six month period ending December 31, 2002 to $6,508 for the six month period ending December 31, 2003.

We had decreased cost of sales of 61% from $9,772 for six month period ended December 31, 2002 to $3,818 for six month period ended December 31, 2003 due decrease in office supply purchases by customers.

Our general and administrative costs decreased 34% from $30,242 for six month period ended December 31, 2002 to $19,812 for six month period ended December 31, 2003 due to primarily to reduction in expenses in internet services.

Our depreciation decreased from $2,016 for six month period ended December 31, 2002 to $0 for six month period ended December 31 2003 due to the age of our depreciable assets.

Our net loss increased 54% from ($37,475) for six month period ended December 31, 2002 to ($17,131) for six month period ended December 31, 2003 primarily related to our slightly increased revenues and our decreased cost of sales and general and administrative costs.

Plan of Operations

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

  * Feb 04 -Launch of information technology consulting services. These services would include developing information technology network infrastructure solutions including connectivity from Local Area Networks to Wide Area Network and Wireless Networks. It will also focus on network security of a whole information technology network infrastructure. - $15,000

  * Feb 04 - Marketing efforts to secure contracts for information technology service - $10,000

  * Mar 04 - Study the possibility of offering technical outsourcing business in the area of software development and technical experts. This may be undertaken with Samtech Infornet Pte Ltd, however we have no commitments or agreements with them. - $25,000

  * April 04 -Upgrade our current information technology infrastructure to provide better support for potential information technology clients' requirements - $25,000

  * May 04 - Expand our offering of goods and services, such as secretarial services, accounting services and locate new product suppliers to provide customers with a better one stop shopping solution - $25,000

  * June 04 - Set up pricing and logistics support plans. Pricing structure for all new goods and services has to be worked out for all the different regions where we are selling. Explore shipping methods, scheduling and expenses to all the different regions. - $50,000

  * July 04 - Update website for new launch - The website will be updated to support all the new goods and services. It would also include an online tracking of all orders. $50,000

  * August 04 - Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region - $150,000

  *    September 04 - Develop marketing / sales program and materials -
     $25,000

  * October 04 - Explore business expansion to Asia market including China and Japan by securing agreement with new resellers and distributors or partners, none of which are currently in place. -
     $100,000

Liquidity and capital resources

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,338 and a loss of $5,676 for the six month period ended December 31, 2003. At December 31, 2003, we had an accumulated deficit of [$62,533].

In addition, as of December 31, 2003, we had only $3,468 in current cash available. Our current cash resources of $3,468 at December 31, 2003 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. We estimate our business needs an additional $475,000 cash infusion to fund our desired expansion during the same period. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Net cash provided by or (used in) operating activities in the first six months of fiscal 2004 and 2003 was $(1,418) and $(16,557), respectively. Net cash provided by financing activities in the first six months fiscal 2004 was $0.

Our current liabilities as of December 31, 2003 are higher than our current assets by $62,533.

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

   Myoffiz, Inc.
                             By /s/ Michael Chang
                                -----------------
                             Michael Chang, Chief
                             Financial Officer

                             By /s/ Jaren Chan
                                -----------------
                             Jaren Chan, Chief Executive
                             Officer

Date: February 10, 2004