Form 10KSB/A
period 2002-12-31
MYOFFIZ INC
filed 2004-03-19
CIK 1141964

ANNUAL REPORT

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        Form 10-KSB/A

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

The  issuer's revenues for its most recent fiscal  year  was $39,353.

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

Following the asset sale in October 31, 2000, MyOffiz Asia Pte,
Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments
     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments
     *    Advertising and promotion
     *    Hosting and maintenance of our website
     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang

MyOffiz Asia Pte Ltd, furnishes the services of Mr. Jaren Chan Eng Ann, also referred to herein as Mr. Chan, to act as our president and director and Mr. Michael Chang to act as our treasurer and director. In this capacity, Mr. Chan devotes approximately
10% of his time to our business. The remainder of his time is devoted to his management and employee training consulting business. Mr. Michael Chang also devotes approximately 10% of his time to our business, with the remaining time devoted to his management company. We pay MyOffiz Asia Pte, Ltd a fee of $2300 per month for providing these services under an amended management services agreement dated January 1, 2003.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan Eng Ann, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr.
Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia
Pte, Ltd.  We pay management fees to MyOffiz Asia Pte, Ltd.
Accordingly, Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr. Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts.
We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.

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
Ventures
------------------------------------------------------------------------------------------

There are no common officers between Myoffiz Asia Pte Ltd and Myoffiz, Inc. Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd.
Mr. Jaren Chan Eng Ann, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi
Inagawa, our director, is a shareholder of MyOffiz Asia
Pte, Ltd.

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

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,338 and a loss of $5,676 for the six month period ended December 31, 2003. At December 31, 2003, we had an accumulated deficit of [$237,314].

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

We agreed to pay $45,000 as compensation to GoPublicToday.com for the services provided above, of which $40,000 has been paid to date. The compensation consists of and was and is to be disbursed as follows:

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

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,338 and a loss of $5,676 for the six month period ended December 31, 2003. At December 31, 2003, we had an accumulated deficit of [$237,314].

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

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no significant revenues, an investor cannot determine if we will ever become profitable.


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

Our management decisions are made by our founder and president, Jaren Chan Eng Ann whose services are provided to us under a service agreement with MyOffiz Asia Pte Ltd; if we lose his services, our revenues may be reduced.

Our business has been managed by MyOffiz Asia Pte Ltd. The success of our business is dependent upon the expertise of Mr.
Jaren Chan Eng Ann , our president. Because Mr. Chan is essential to our operations, you must rely on his management decisions. His services are furnished to us under a service agreement with MyOffiz Asia Pte Ltd. We have not entered into any agreement with MyOffiz Asia Pte Ltd or Mr. Jaren Chan Eng Ann that would prevent him from ceasing to provide services to us, nor have we obtained any key man life insurance relating to him. The management agreement may be terminated by either party upon 30 days notice. If the agreement is terminated of if we otherwise lose his services under our service agreement with MyOffiz Asia Pte Ltd, MyOffiz Asia Pte Ltd may not be able to supply management with comparable experience. As a result, the direct or indirect loss of Mr. Jaren Chan Eng Ann's services could reduce our revenues.

The person responsible for managing our day-to-day operations, Mr. Jaren Chan Eng Ann, will devote less than full time to our business, which may reduce our revenues.

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

Conflicts of interest may develop between us and Mr. Jaren Chan Eng Ann, Mr. Michael Chang, and Mr. Hirofumi Inagawa, our officers and directors, which conflicts may not be resolved in our favor and which may therefore affect the implementation of our business plan.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan Eng Ann, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr. Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia Pte, Ltd. We pay management fees to MyOffiz Asia Pte, Ltd. Accordingly,
Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr. Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts. We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.

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

Following the asset sale in October 31, 2000, MyOffiz Asia
Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

     *    Advertising and promotion

     *    Hosting and maintenance of our website

     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang

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

Plan of Operation

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

* June 04 - Launch of information technology consulting services. These services will provide customers with the knowledge and understanding before embarking on any upgrading or implementing of new technology - $15,000. The amount will be spent on a marketing survey to further understand areas in information technology that customers would need. From such research, we would formulate and development information technology solutions for issues related to internet access, accounting packages, payroll systems and the like. Although we have secured contracts for a web hosting project and a web site design project, we hope in the future to offer more sophisticated services such as those described above.

* July 04 - Marketing efforts to secure contracts for information technology service - $10,000. The amount would be spend on road show and media advertisements in Singapore.

* Aug 04 - Study the possibility of offering technical outsourcing business by taking over or being an outsource for areas such as software development and technical consulting. This may be undertaken with a Singapore based company specializing in technical outsourcing, however we have no commitments or agreements with any such company at this time. - $25,000 The amount would be spend on joint marketing in the Asia region for road show and media advertisements. This joint marketing will be done together with the to-be-identified outsourcing specialize company.

* Sept 04 - Upgrade our current information technology infrastructure to provide better support for potential information technology clients' requirements - $25,000. The amount would be spend on upgrading and purchasing new servers and related computer equipment.

* Oct 04 - Expand our offering of goods and services, such as secretarial services, accounting services and locate new product suppliers to provide customers with a better one stop shopping solution - $25,000. The amount would be spend on road show and media advertisements in Singapore. This also including traveling expenses to source new suppliers within the region. $10,000 would be allocate for traveling expenses and the rest would be used for road show and media advisements.

* Nov 04 - Set up pricing and logistics support plans. Pricing structure for all new goods and services has to be worked out for all the different regions where we are selling. Explore shipping methods, scheduling and expenses to all the different regions. - $50,000. The amount would be spent on setting up of logistics support such as storage space, delivery vehicle and staffing. $20,000 would be for staffing and the rest would be used for storage space and delivery vehicle rental.

* Dec 05 - Update website for new launch - The website will be updated to support anticipated new goods and services. It would also include an online tracking of all orders. $50,000. The amount would be spend on revamping of the current web site to integrate with a new setup that includes inventory, workflow, customer databases, order, payment and delivery workflow. Currently, our website has limited products and customers are not able to track their order or do payment online. The website currently does not have any integration to our accounting package either.

* Jan 05 - Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region - $150,000. The amount would be spent on hiring new sales and marketing staff.

* Feb 05 - Develop marketing/sales program and materials - $25,000. The amount would be spent on developing new and updated brochures and running media advertisements. $10,000 would be spend on developing brochures and marketing materials. The rest would be spend on media advertisements.

* Mar 05 - Explore business expansion to Asia market including China and Japan by securing agreement with new resellers and distributors or partners, none of which are currently in place. - $100,000. The amount would be spent on joint ventures or setup of operation in the region. We would be looking for companies to either have a joint venture with us to setup offices and business in their countries or we would setup offices in the region ourselves. For joint ventures we are planning to spend $15,000 for each location and $30,000 for our own setup of each location.


Liquidity and capital resources

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003. We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003. We had sales of $3,338 and a loss of $5,676 for the six month period ended December 31, 2003. At December 31, 2003, we had an accumulated deficit of [$237,314].

In addition, as of December 31, 2003, we had only $3,468 in current cash available. Our current cash resources of $3,468 at December 31, 2003 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. Of course, this current cash position coupled with our accumulated deficit of [$237,314] will not allow us to undertake any of the activities described in our milestones above.

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

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no significant revenues, an investor cannot determine if we will ever become profitable.

Net cash provided by or (used in) operating activities in the first six months of fiscal 2004 and 2003 was $(1,418) and $(16,557), respectively. Net cash provided by financing activities in the first six months fiscal 2004 was $0.

Our current liabilities as of December 31, 2003 are higher than our current assets by $237,314.

We have no lines of credit available to us at this time. Inflation has not had a significant impact on our results of operations. We have no hedging agreements in place to protect against currency rate fluctuations.

 PART II - ITEM 7.
 FINANCIAL STATEMENTS








                  INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders
   MyOffiz, Inc.
   Las Vegas, Nevada

 We have audited the accompanying balance sheet of MyOffiz, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of MyOffiz' management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyOffiz, Inc. as of June 30, 2003 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


 NOTE 6 - CONCENTRATIONS

 Three customers accounted for 100 percent of 2003 and 2002 sales. One vendor accounted for 100 percent of 2002 and 2001 cost of sales.


  Audit Fees

For fiscal year end 6/30/03:    $9,625
For fiscal year end 6/30/02:    $0 (Firm not engaged until after 6/30/02)

No other fees as specified in Item 9(e) of Schedule 14A charged.

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

 None--Not Applicable



 PART III



 PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

          NAME               AGE              POSITION
       ----------          -------         ---------------
   Jaren Chan Eng Ann        40         President and Director

      Michael Chang          32         Treasurer and Director

    Hirofumi Inagawa         50               Director

Jaren Chan Eng Ann, (40), President and Director - Jaren joined us in October 2000. He is also the CEO of Catalyz Investment Asia
Pte Ltd. Concurrently, he is a management and employee training consultant in his own private practice. He held the position of Vice-President with ABN-Amro Bank (1997 - 2000), United Overseas Bank (1995 - 1997), CitiBank Singapore (1993 -
1994) and United Overseas Bank (1988 -1993). He was also a senior Manager with Diners Club (1995 - 1987). From December
1997 to September 2000, he was a senior manager with ABN-Amro with United Overseas Bank, Singapore. Before this, he served as a senior manager with CitiBank Singapore (1993 to 1994) and Citicorp Diners Club (1985 - 1987).

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

Management Service Agreement

On November 1, 2000, Myoffiz, Inc. entered into a
Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz
Asia Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

     *    Advertising and promotion

     *    Hosting and maintenance of our website

     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang.

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

Employees

We currently have no employees. We are presently managed by MyOffiz Asia Pte Ltd, a Singapore based company. Under this agreement, Mr. Jaren Chan Eng Ann of MyOffiz Asia Pte Ltd devotes approximately 10% of his time to our business.

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

 PART III - ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Jaren
Chan, our president for fiscal years ended June 30, 2002 and 2003:

Name                   Position         Year               Salary
--------------------------------------------------------------------
Jaren Chan Eng Ann     President        2002              No Salary
                                        2003              No Salary

The above table does not include management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, which totaled the following:


                                            Paid        Accrued
---------------------------------------------------------------------
Fiscal year ended June 30, 2003           $16,443       $11,157
Fiscal year ended June 30, 2002           $17,061       $10,539


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

------------------------------------------------------------------------------
 Name                     Address                Percentage      Number of
                                                              Shares of Common
                                                                   Stock
------------------------------------------------------------------------------
Chang Ah Meng Michael     Blk 610 Senja Road        31.55%        1,442,857
[1] [2]                   #12-24
                          Singapore 670610

Hirofumi Inagawa          4-25-1 Aoyamadai           0.47%           21,429
                          Abiko-City
                          Chiba-Pref 270-1175,
                          Japan

Catalyz Investment Asia   37 Hume Ave #09-05        26.08%        1,192,857
Pte Ltd [1]               Singapore 598736

Jaren Chan Eng Ann        Blk 610 Senja Road        29.05%        1,328,590
[1] [2]                   #12-24
                          Singapore 670610

GoPublicToday.Com, Inc    1701 Valmora Street        5.14%          235,250
                          Las Vegas NV 89102

Low Eng Teck              4 Brookvale Walk           6.72%          307,143
                          #03-12Singapore
                          599953

Kwek Swee Cheow  [3]      132 Lorong L Telok         5.47%          250,000
                          Kurau #01-08
                          Singapore 425569

Han Mui Tuan              2 Rifle Range Road         7.18%          328,557
                          #03-08
                          Singapore 588373

Ho Ai Lian                Blk 830 Sims Ave #04-      5.47%          250,000
                          898
                          Singapore 400830

All officers and                                    34.98%        1,600,019
directors as a group
[3 persons] [1][2]
------------------------------------------------------------------------------

[1]Jaren Chan Eng Ann, our president, is the CEO of Catalyz Investment Asia Pte Ltd. Michael Chang is a director of Catalyz
Investment Asia Pte Ltd.

[2] Because Jaren Chan Eng Ann and Michael Chang by virtue of their positions with Catalyz Investment Asia Pte Ltd. have shared voting and dispositive power over the shares owned by Catalyz
Investment Asia Pte Ltd., each is also deemed a beneficial owner of the shares owned by Catalyz Investment Asia Pte Ltd.

[3] Jaren Chan Eng Ann and Kwek Swee Cheow are brother in law. Kwek Swee Cheow married Jaren Chan Eng Ann's sister. Jaren Chan Eng Ann disclaims beneficial ownership of shares owned by Kwek Swee Cheow.

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

 *  GoPublicToday.com, Inc. was issued 275,000 shares and paid
$40,000 to date for investment advisory services.

On November 1, 2000, Myoffiz, Inc. entered into a
Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz
Asia Pte, Ltd's only business has been and currently is to provide the following services to us or on our behalf:

     * Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

     * Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

     *    Advertising and promotion

     *    Hosting and maintenance of our website

     * Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang.

The agreement, commenced January 1, 2001, The agreement may be terminated by mutual written consent of the parties upon 30
days prior notice.   We agreed to pay Myoffiz Asia Pte Ltd a
fee of $2,300 cash per month, payable in advance for all these services. Payments under the agreement began on January 1, 2001, and will continue for the duration of the agreement.

Management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, totaled the following:

                                            Paid        Accrued
---------------------------------------------------------------------
Fiscal year ended June 30, 2003           $16,443       $11,157
Fiscal year ended June 30, 2002           $17,061       $10,539

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
Ventures
-----------------------------------------------------------------------------------------

There are no common officers between Myoffiz Asia Pte Ltd and Myoffiz, Inc. Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan Eng Ann, our president and director, is a shareholder of MyOffiz Asia
Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd.

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have 15 common stockholders, seven of whom own more the 5% of the issued and outstanding common stock of each.

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have 15 common stockholders, seven of whom own more the 5% of the issued and outstanding common stock of each.

Mr. Michael Chang, our treasurer and director, is also a director of MyOffiz Asia Pte, Ltd. Mr. Jaren Chan Eng Ann, our president and director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Hirofumi Inagawa, our director, is a shareholder of MyOffiz Asia Pte, Ltd. Mr. Chang, Mr.
Chan and Mr. Hirofumi have a fiduciary duty to us and to MyOffiz Asia
Pte, Ltd.  We pay management fees to MyOffiz Asia Pte, Ltd.
Accordingly, Mr. Chang, as an officer and director of us and a director to MyOffiz Asia Pte, Ltd, and to a lesser extent Mr. Chan and Mr.
Hirofumi as officer and directors of us but only shareholders of to MyOffiz Asia Pte, Ltd, face conflicts of interest in receipt of payment of management fees, time allocation, and prioritizing opportunities between our business and MyOffiz Asia Pte, Ltd. We have not formulated a policy for the resolution of such conflicts. We have entered into transactions and may do so in the future with our officers, directors, and shareholders. These transactions were not negotiated at arms length, and there may be conflicts with respect to the interpretation and enforcement of any agreement between us and our officer, director and shareholders. Any dispute with respect to the interpretation or enforcement of agreements between us and our officer, director and shareholders may not be resolved in our favor. There can be no assurance that future transactions or arrangements between with our officer, director and shareholders will be advantageous to us, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, that they will be resolved in a favorable manner to us.



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

  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Michael Chang.

  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Jaren Chan Eng Ann.

  32.1      Section 1350 Certification, Michael Chang.

  32.2      Section 1350 Certification, Jaren Chan Eng Ann.

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


   Myoffiz, Inc.
                              By   /s/ Michael Chang
                                   ----------------------------
                                   Michael Chang, Chief Financial Officer

                              By   /s/ Jaren Chan Eng Ann
                                   ----------------------------
                                  Jaren Chan Eng Ann, Chief Executive Officer

                              By:  /s/ Hirofumi Inagawa
                                   ----------------------------
                                  Hirofumi Inagawa,  Director


 Date: March 15, 2004