Form 10QSB/A
period 2003-12-31
MYOFFIZ INC
filed 2004-03-19
CIK 1141964

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

Commission File Number: 000-50098


                       MYOFFIZ, INC.
                  -----------------------
    (Name of Small Business Issuers in its charter)

         NEVADA                                88-049-6188-7481
     --------------                      ---------------------------
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization

  500N Rainbow Boulevard Las Vegas, Nevada      89107
 ------------------------------------------   --------
        (Address of principal                (zip code)
         executive offices)

Issuer's telephone number: Singapore:  (65) 68484666

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




                              -i-




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

Three months ended December 31, 2003 vs. Three months ended December
31, 2002

                             Three Months Ended
                                December 31,
                              2003       2002
                           ---------   ---------
Revenue                    $   3,338   $  1,220

Cost of sales                  1,356      2,430
General & administrative       7,658     28,744
Depreciation                              1,008
                           ---------   ---------
 Total operating expenses      9,014     32,182
---------                  ---------   ---------
 NET LOSS                     (5,676)   (30,962)
                           =========   =========

Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic. In addition, a number of companies have continued to consolidate, reduce or
eliminate operations in our region.    We are unable to predict when
the effects of these factors will lessen and revenues will begin to increase. Additional information concerning the changes described below is set forth in "Six months ended December 31, 2003 vs. Six months ended December 31, 2002," below.

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
                                        =========   =========


Due to web hosting projects, we had an increase in revenues of 43% from $4,555 for the six month period ending December 31, 2002 to $6,508 for the six month period ending December 31, 2003. We provided designing and developing a corporate web site for a beauty consulting company. We also provided a server for the customer to have their email and website hosted in our premises. The fee charge for this project was more substantial than products sales during the six month ending December 31, 2002. Therefore and increase in
revenue.   With further funding in the future, we hope to be able
secure such projects to increase our revenue. As for now we have limited resources to market and get more projects.

We had decreased cost of sales of 61% from $9,772 for six month period ended December 31, 2002 to $3,818 for six month period ended December 31, 2003 due decrease in office supply purchases by customers. This is due the economic down turn in the region. We are expecting that the customer spending to improve once the economic recovers.

Our general and administrative costs decreased 34% from $30,242 for six month period ended December 31, 2002 to $19,812 for six month period ended December 31, 2003 due to primarily to reduction in expenses in internet services. This was done by downgrading to a cheaper monthly plan. We anticipate this lower cost will continue if we do not secure further funding.

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

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Michael Chang

        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Jaren Chan Eng Ann

        32.1  Section 1350 Certification, Michael Chang

        32.2  Section 1350 Certification, Jaren Chan Eng Ann

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Myoffiz, Inc.
                          By   /s/ Michael Chang
                             ------------------------
                             Michael Chang, Chief Financial Officer

                          By   /s/ Jaren Chan Eng Ann
                             -------------------------
                             Jaren Chan Eng Ann, Chief Executive Officer

Date: March 14, 2004