Form 10QSB
period 2004-03-31
MYOFFIZ INC
filed 2004-05-18
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50098

MYOFFIZ, INC.
(Name of Small Business Issuers in its charter)

NEVADA	88-049-6188-7481
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

500N Rainbow Boulevard Las Vegas Nevada	89107
(Address of principal executive offices)	(zip code)

Issuer’s telephone number: Singapore:  (65) 68484666

N/A

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MYOFFIZ, INC.

BALANCE SHEET

March 31, 2004

ASSETS

Current Assets
Cash	$ 1,397
Accounts receivable, net of $0 allowance	526
Total Assets	$ 1,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 4,410
Accounts payable to related parties	62,257
Notes payable to related parties	5,793
Total Current Liabilities	72,460

Stockholders’ Deficit
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 20,000,000 shares
authorized, 4,573,350 shares issued and outstanding	4,573
Paid in capital	178,180
Accumulated deficit	(245,444)
Accumulated other comprehensive loss
- foreign currency translation	(7,846)
Total Stockholders’ Deficit	(70,537)
$ 1,923

MYOFFIZ, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Revenue	$ 9,179	$ 23,533	$ 12,349	$ 28,088

Cost of sales	5,355	21,498	7,816	24,334

General & administrative	17,630	5,262	29,793	35,504
Depreciation	-	109	-	2,125
Total operating expenses	22,985	26,869	37,609	61,963
NET LOSS	(13,806)	(3,336)	(25,260)	(33,875)

Other Comprehensive Loss
Foreign currency
Translation adjustment	125	(42)	222	(6,979)

NET COMPREHENSIVE LOSS	$(13,681)	$ (3,378)	$(25,038)	$(40,854)

Basic and diluted loss
per share	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average shares
Outstanding	4,573,350	4,573,350	4,573,350	4,573,350

MYOFFIZ, INC.

STATEMENTS OF CASH FLOW

Nine Months Ended March 2004 and 2003

	2004	2003

Cash Flows Used in Operating Activities
Net loss	$(25,260)	$(33,875)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,125
Changes in:
Accounts receivable	(526)	1,918
Accounts payable	1,160	(8,841)
Accounts payable to related parties	(35,841)	25,816
Accrued expenses	51,059	(1,240)

Net Cash Used in Operating Activities	(9,408)	(14,097)

Cash Flows From Financing Activities
Proceeds from notes payable – related parties	5,793	-

Net Cash Provided by Financing Activities	5,793	-

Effect of Exchange Rate Changes on Cash	222	(6,979)

Net decrease in cash	(3,393)	(21,076)

Cash at beginning of year	4,790	27,484

Cash at end of year	$ 1,397	$ 6,408

MYOFFIZ, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MyOffiz, Inc. (“MyOffiz”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in MyOffiz’s latest annual report filed with the SEC on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

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

Three months ended March 31, 2004 vs. Three months ended March 31, 2003

	Three Months Ended March 31,

	2004	2003

Revenue	$ 9,179	$ 23,533

Cost of sales	5,355	21,498
General & administrative	17,630	5,262
Depreciation	-	109
Total operating expenses	22,985	26,869

NET LOSS	(13,806)	(3,336)

Other Comprehensive Loss
Foreign currency
Translation adjustment	125	(42)

NET COMPREHENSIVE LOSS	$(13,681)	$ (3,378)

Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic.  In addition, a number of companies have continued to consolidate, reduce or eliminate operations in our region.    We are unable to predict when the effects of these factors will lessen and revenues will begin to increase.  Additional information concerning the changes described below is set forth in “Nine months ended March 31, 2004 vs. Nine months ended March 31, 2003,” below.

Due to reduced purchases from customers, we had a decrease in revenues of 61% from $23,533 for the three month period ending March 31, 2003 to $9,719 for the three month period ending March 31, 2004.

We had decreased cost of sales of  75% from $21,498 for three month period ended March 31, 2003 to $5,355 for three month period ended March 31, 2004 related to reduced customer spending.

Our general and administrative costs increased 70% from $5,262 for three month period ended March 31, 2003 to $17,630 for three month period ended March 31, 2004 due to primarily to payment of professional fee due to Mr. Michael Chang.

Our depreciation decreased  from $109 for three month period ended March 31, 2003 to $0 for three month period ended March 31, 2004 due to the age of our depreciable assets.

Our net loss increased 75% from ($3,336) for three month period ended March 31, 2003 to ($13,806) for three month period ended March 31, 2004 primarily related to decreased revenues and increased general and administrative costs not offset by our decreased cost of sales and.

Nine months ended March 31, 2004 vs. Nine months ended March 31, 2003

	Nine Months Ended March 31,

	2004	2003

Revenue	$ 12,349	$ 28,088

Cost of sales	7,816	24,334
General & administrative	29,793	35,504
Depreciation	-	2,125
Total operating expenses	37,609	61,963

NET LOSS	(25,260)	(33,875)

Other Comprehensive Loss
Foreign currency
Translation adjustment	222	(6,979)

NET COMPREHENSIVE LOSS	$(25,038)	$ (40,854)

Due to reduced spending from customers, we had an decrease in revenues of 56% from $28,088 for the nine month period ending March 31, 2003 to $12,349 for the nine month period ending March 31, 2004.  The reasons for this decrease were due to our limited resources to market and get more projects.

We had decreased cost of sales of  68% from $24,334 for nine month period ended March 31, 2003 to $7,816 for nine month period ended March 31, 2004 due decrease in office supply purchases by customers.  This is due the economic down turn in the region. We are expecting that customer spending to improve once the economic recovers, although we cannot predict when this will occur.

Our general and administrative costs decreased 16% from $35,504 for nine month period ended March 31, 2003 to $29,793 for nine month period ended March 31, 2004 due to primarily to reduction in expenses in internet services.  This was done by downgrading to a cheaper monthly plan.  We anticipate this lower cost will continue if we do not secure further funding.

Our depreciation decreased  from $2,125 for nine month period ended March 31, 2003 to $0 for nine month period ended December 31 2003 due to the age of our depreciable assets.

Our net loss increased 39% from ($33,875) for nine month period ended March 31, 2003 to ($25,260) for nine month period ended March 31, 2004 primarily related to in revenues not offset by our decreased cost of sales and general and administrative costs.

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

The implementation of these milestones, including the launch of information technology consulting services, has been delayed pending securing a qualification for quotation of our securities on the over-the-counter bulletin board.  After we have secured this qualification, as discussed in Liquidity and capital resources below, we hope to secure additional financing that will permit us to commence this implementation.

Liquidity and capital resources

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $39,353 in sales for year ended June 30, 2003.  We had losses of [$73,353] for year ended June 30, 2002 and losses of [$35,928] for the year ended June, 2003.  We had sales of $12,349 and a loss of $25,260 for the nine month period ended March 31, 2004.  At March 31, 2004, we had an accumulated deficit of [$245,444].

In addition, as of March 31, 2004, we had only $1,397 in current cash available.  Our current cash resources of $1,397 at March 31, 2004 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. Of course, this current cash position coupled with our accumulated deficit of [$245,444] will not allow us to undertake any of the activities described in our milestones above.

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

Net cash provided by or (used in) operating activities in the first nine months of fiscal 2004 and 2003 was $(9,408)  and $(14,097), respectively. Net cash provided by financing activities in the first nine months fiscal 2004 was $0.

Our current liabilities  as of March 31, 2004 are higher than our current assets by $70,537.

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

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
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

Myoffiz, Inc.

By   /s/ Michael Chang

Michael Chang, Chief Financial Officer

By   /s/ Jaren Chan Eng Ann

Jaren Chan Eng Ann, Chief Executive Officer

Date: March 17, 2004