Form 10KSB/A
period 2003-06-30
MYOFFIZ INC
filed 2004-05-28
CIK 1141964

ANNUAL REPORT

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        Form 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended June 30, 2002

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