Form 10KSB
period 2004-06-30
MYOFFIZ INC
filed 2004-09-24
CIK 1141964

ANNUAL REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Fiscal Year Ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period _______________ to __________________.

MYOFFIZ, INC.
(Name of Small Business Issuers in its charter)

NEVADA	88-049-6188-7481
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

913 Bukit Timah Road, #02-01, Singapore	589623
(Address of principal executive offices)	(zip code)

Issuer’s telephone number: Singapore:  (65) 68484666

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

[X] Yes [ ] No

Check  if  there  is no disclosure of delinquent  filers  in response  to Item 405 of Regulation S-B is not contained  in this  form, and no disclosure will be contained, to the best of   registrant's   knowledge,  in   definitive   proxy   or information statements incorporated by reference in Part III of  this  Form 10-KSB or any amendment to this Form  10-KSB. [X]

The  issuer's revenues for its most recent fiscal  year  was $19,882.

As of the date of this filing, the Company's Common Stock is not trading on a national exchange.

The  number  of shares outstanding of each of  the  issuer's classes of common  equity, as of  June 30, 2004  was 4,573,350.

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

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

PART I - ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

MyOffiz’s predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995.  This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc.  That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd.

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

Following the asset sale in October 31, 2000, MyOffiz Asia Pte, Ltd’s only business has been and currently is to provide the following services to us or on our behalf:

o

Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

o

Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

o

Advertising and promotion

o

Hosting and maintenance of our website

o

Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang

MyOffiz Asia Pte Ltd, furnishes the services of Mr. Jaren Chan Eng Ann to act as our president and director and Mr. Michael Chang to act as our treasurer and director.  In this capacity, Mr. Chan  devotes approximately 10% of his time to our business.  The remainder of his time is devoted to his management and employee training consulting business.  Mr. Michael Chang also devotes approximately 10% of his time to our business, with the remaining time devoted to his management company. We pay MyOffiz Asia Pte, Ltd a fee of $2300 per month for providing these services under an amended management services agreement dated January 1, 2003.

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

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have the following common directors, officers, and persons who own or control more than 5% of the stock of each:

Myoffiz Asia Pte Ltd	%	Position	MyOffiz, Inc	%	Position
Low Eng Teck	11.91%	Shareholder		7.73%	Shareholder

Kwek Swee Cheow	11.91%	Director		6.29%	Shareholder

Chang Ah Meng Michael	11.90%	Director		6.29%	Treasurer and Director

Han Mui Tuan	8.98%	Shareholder		8.27%	Shareholder

Ho Ai Lian	11.90%	Shareholder		6.29%	Shareholder

Thue Leong Meng	5.95%	Shareholder		3.14%	Shareholder

Siew Pai Oak	5.95%	Shareholder		3.14%	Shareholder

Jaren Chan Eng Ann Eng Ann	2.92%	Shareholder		3.41%	President

Chee Yew Sing	2.92%	Shareholder		1.62%	Shareholder

Han Eng Kwang	9.74%	Shareholder		5.39%	Shareholder

Masaru Osawa	1.95%	Shareholder		1.08%	Shareholder

Hirofumi Inagawa	0.97%	Shareholder		0.54%	Director

Shuan Yuan Shuan Michael	1.46%	Shareholder		0.81%	Shareholder

Masahide Katsukata	10.06%	Shareholder		5.57%	Shareholder

Springfield Technology Ventures	1.46%	Shareholder		0.81%	Shareholder

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

Since our inception we have devoted our activities to the following:

o

Raising capital;

o

Securing management services;

o

Establishing our website;

o

Securing rights to sell products and services; and

o

Developing our operating infrastructure.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $19,882 in sales for year ended June 30, 2004.  We had losses of [$45,063] for the year ended June 30, 2004.    At June 30, 2004 we had an accumulated deficit of [$265,246].

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

We have the following principal suppliers:

o

Popular Book Co Pte Ltd

o

Kumpulan Development Pte Ltd

o

OA Supplies Pte Ltd

o

MSE Enterprise Singapore Pte Ltd

o

Sis Technologies Pte Ltd

All these suppliers carry all the products we sell.  We purchase from whichever supplier offers the best price on the products we are purchasing at the time of our order.

Besides office products and services, we provide other services through commission-based arrangements with providers of these services. For example, we have the following agreements with the following parties:  a member of Horwath International to provide services such as corporate company secretarial, accountancy and auditing services.  Joaquims, Singapore’s largest floral company to provide flowers; Cathay Photo Store, a Singapore photographic supplies company to provide camera equipments and accessories and Unison Commercial, a Singapore stationery supplier to provide stationary products.   We have no written agreements with them.

We generate revenues from the sale of the following products and services:

Product	Year ended June 30, 2004
Office and similar products	$11,265
Commissions or fees from third-party product and service providers	$8,617

Of our product sales since inception, 5% have been generated from sales on the internet and 95% from direct sales.

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

Principal Customers

Our principal customers are as follows:

Year 2004

Teleflex Morse Pte LTD

34.6%

Software Cube

14.7%

Arbug Pte Ltd

13.8%

H2O Design

  8.1%

Institute Estetica De Beaute

  7.7%

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

Currently, the key players in the on-line office products segment in Asia are all large companies, including WizOffice.com, a company listed on the main-board of the Singapore Stock Exchange, WebOffice.com, a company which is funded by UK-based 3i, PLC, one of the world’s largest investment groups, and Saggio.com  which is funded by Warburg Pincus and Ryoden Development.  Most of the above companies provide only an Internet gateway for purchase of third-party office supplies via e-commerce, unlike MyOffiz which carries an exclusive product, at this time only one:  the MSE range of toners.

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

We offer no warranties ourselves.  The only warranties offered are manufacturers’ warranties for which we are not responsible. For example, MSE Toners are covered by a 100% warranty by MSE. They are guaranteed to be free from defects in both material and workmanship from the original date of purchase for a period of one year or until the toner is depleted, whichever occurs first.

We have not obtained warranty or product liability insurance.  In addition, we have not established a reserve fund for such purposes.  Since inception, there have been no claims against us.

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern.  You will be unable to determine whether we will ever become profitable.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $19,882 in sales for year ended June 30, 2004.  We had losses of [$45,063] for the year ended June 30, 2004.    At June 30, 2004 we had an accumulated deficit of [$265,246].

In addition, as of June 30, 2004, we had only $1,818 in current cash available.  Our current cash resources of $1,818 at June 30, 2004 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. We estimate our business needs an additional $475,000 cash infusion to fund our desired expansion during the same period.  In order to become profitable, we may still need to secure additional debt or equity funding.  We hope to be able to raise additional funds from an offering of our stock in the future.  However, this offering may not occur, or if it occurs, may not raise the required funding.  There are no preliminary or definitive agreements or understandings with any party for such financing.

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

o

Inability to raise necessary revenue to operate for the next 12 months or thereafter

o

Advertising and marketing costs that may exceed our current estimates

o

Unanticipated expenses

o

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

o

Total assets, liabilities, and equity

o

Annual revenues

o

Gross and operating margins

o

Labor costs

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

Although we will test our website for errors and attempt to identify any bugs or errors, our site may contain the following problems leading to interruptions in our business:

o

Undetected errors or bugs

o

Inability of our server to handle peak loads

o

Systems failures by our Internet service provider

o

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

We will offer the products we hope to be able to sell exclusively through our Internet site. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users’ information and transactions, our customer relationships will be harmed. Although we hope to be able to implement industry-standard security measures, these measures may not prevent future security breaches.  Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Because we have a limited number of suppliers, one of which accounted for almost all of our sales, the loss of this supplier could reduce our revenues.

We have the following principal suppliers:

o

Popular Book Co Pte Ltd

o

Kumpulan Development Pte Ltd

o

OA Supplies Pte Ltd

o

MSE Enterprise Singapore Pte Ltd

o

Sis Technologies Pte Ltd

Because we have limited major customers, the loss of any one major customer would significantly reduce our revenues.

In fiscal year ended June 30, 2004, Teleflex Morse accounted for 34.6% and Software Cube accounted for 14.7%  percent of our revenues.  We have no written agreements with these customers.  Because of this concentration of major customers, the loss of either or both of them would significantly reduce our revenues.

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

Our business has been managed by MyOffiz Asia Pte Ltd.  The success of our business is dependent upon the expertise of Mr. Jaren Chan Eng Ann, our president. Because Mr. Chan is essential to our operations, you must rely on his management decisions. His services are furnished to us under a service agreement with MyOffiz Asia Pte Ltd.  We have not entered into any agreement with MyOffiz Asia Pte Ltd or Mr. Jaren Chan Eng Ann that would prevent him from ceasing to provide services to us, nor have we obtained any key man life insurance relating to him.  The management agreement may be terminated by either party upon 30 days notice.  If the agreement is terminated of if we otherwise lose his services under our service agreement with MyOffiz Asia Pte Ltd, MyOffiz Asia Pte Ltd may not be able to supply management with comparable experience. As a result, the direct or indirect loss of Mr. Jaren Chan Eng Ann’s services could reduce our revenues.

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

We are be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

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

There are 980,493 shares of our common stock held by non-affiliates, of which 382,143 shares have been held for at least two years and the remainder were issued in accordance with Rule 504(b)(1)(i) in that they were registered by qualification in the state of Nevada.  These shares held by non-affiliates may currently be resold without restrictions under the Securities Act of 1933.  None of these shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  The remaining 3,592,857 shares of our common stock are held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  None of these shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  Under the provisions of Rule 144, all of these restricted securities could be available for sale in a public market, if developed, in amounts limited under Rule 144 and subject to other manner of resale restrictions imposed under Rule 144 beginning 90 days after the effective date of this registration statement. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities if our shares become qualified for quotation on the over the counter bulletin board.

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

We operate offshore.  As a result, we are subject to a number of risks associated with international business activities. These risks generally include:

o

Currency exchange rate fluctuations;

o

Seasonal fluctuations in purchasing patterns;

o

Unexpected changes in regulatory requirements;

o

Tariffs, export controls and other trade barriers;

o

Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

o

Difficulties in managing and staffing international operations;

o

Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

o

Burdens of complying with a wide variety of foreign laws;

o

Risks related to the recent global economic turbulence; and

o

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

PART I - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock became qualified for quotation on the over the counter bulletin board under the symbol “MYFZ” in  July 2004.  Our stock did not trade during the fiscal year ended June 30, 2004.

Options, Warrants, Convertible Securities

We have no options, warrants or convertible securities outstanding, except as follows:

In connection with a private placement in Nevada under Rule 504, we issued NevWest 59,835 warrants with the following terms:

o

The warrants are exercisable at a price of $.11 per share.

o

The warrants are exercisable from May 5, 2002 to May 4, 2005

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

o

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

o

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

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market.  Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board.  The SEC’s order handling rules, which apply to Nasdaq-listed securities do not apply to securities quoted on the bulletin board.

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

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq.  Investors’ orders may be filled at a price much different than expected when an order is placed.  Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

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

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

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

PART II - ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

MyOffiz’s predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995.  This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc.  That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd.

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

Following the asset sale in October 31, 2000, MyOffiz Asia Pte, Ltd’s only business has been and currently is to provide the following services to us or on our behalf:

o

Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

o

Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

o

Advertising and promotion

o

Hosting and maintenance of our website

o

Furnishing personnel to act as officers and directors, including Mr. Jaren Chan Eng Ann and Mr. Michael Chang

Since our inception we have devoted our activities to the following:

o

Raising capital;

o

Securing management services;

o

Establishing our website;

o

Securing rights to sell products and services; and

o

Developing our operating infrastructure.

We have taken no steps to establish a permanent management team.

Initial operations began in January 2000 and sales commenced in July 2000. We generated $46,403 in sales for year ended June 30, 2002 and $83,580 in sales for year ended June 30, 2001.  We had losses of [$73,353] for year ended June 30, 2002 and losses of [$40,854] for the three months June 30, 2003

Year end June 30, 2004 vs. Year end June 30, 2003

2004

2003

---------

---------

Revenue

$  19,882

$  39,353

Cost of sales

10,848

27,189

General & administrative

  - incurred or paid to related party

26,167

27,600

  - incurred or paid to others

27,930

18,368

Depreciation

0

2,125

---------

---------

Total operating expenses

64,945

75,282

---------

---------

NET LOSS

$ (45,063)

$ (35,929)

=========

=========

Our business, located in the Asia-Pacific region, has suffered and continues to suffer from world economic disruptions caused by the 9/11 disaster, the war in Iraq and the SARS epidemic.  In addition, a number of companies have continued to consolidate, reduce or eliminate operations in our region.  This has led to decreases in revenues of 49.5% from $39,353 for fiscal year ended June 30, 2003 to $19,882 for fiscal year ended June 30, 2004.  We are unable to predict when the effects of these factors will lessen and revenues will begin to increase.

As we had reduced sales, we also had reduced cost of sales of  60% to $10,848 for fiscal year ended June 30, 2004 from $27,189 for fiscal year ended June 30 2003.

Our general and administrative costs increased 15% to $54,097 for fiscal year ended June 30, 2004 form $45,968 for fiscal year ended June 30, 2003 due to due to payment quarterly fees for listing filing and auditing.

Our depreciation decreased  to $0 for fiscal year ended June 30, 2004 from $2,125 for fiscal year ended June 30 2003 due to the age of our depreciable assets.

Principally as a result of the increase general and administrative cost and also reduced revenues, our net loss increased 20% to ($45,063) for fiscal year ended June 30, 2004 from ($35,929) for fiscal year ended June 30, 2003.

For the next twelve months our plan of operations calls for continued focus on developing our plan of operations by accomplishing the following milestones at the following estimated costs:

*   Jan 05 - Launch of information technology consulting services. These services will provide customers with the knowledge and understanding before embarking on any upgrading or implementing of new technology - $15,000. The amount will be spent on a marketing survey to further understand areas in information technology that customers would need. From such research, we would formulate and development information technology solutions for issues related to internet access, accounting packages, payroll systems and the like.  Although we have secured contracts for a web hosting project and a web site design project, we hope in the future to offer more sophisticated services such as those described above.

*   Feb 05 - Marketing efforts to secure contracts for information technology service - $10,000. The amount would be spend on road show and media advertisements in Singapore.

*   Mar 05 - Study the possibility of offering technical outsourcing business by taking over or being an outsource for areas such as software development and technical consulting. This may be undertaken with a Singapore based company specializing in technical outsourcing, however we have no commitments or agreements with any such company at this time. - $25,000 The amount would be spend on joint marketing in the Asia region for road show and media advertisements.  This joint marketing will be done together with the to-be-identified outsourcing specialize company.

*   April 05 - Upgrade our current information technology infrastructure to provide better support for potential information technology clients' requirements - $25,000. The amount would be spend on upgrading and purchasing new servers and related computer equipment.

*   May 05 - Expand our offering of goods and services, such as secretarial services, accounting services and locate new product suppliers to provide customers with a better one stop shopping solution  - $25,000. The amount would be spend on road show and media advertisements in Singapore. This also including traveling expenses to source new suppliers within the region.  $10,000 would be allocate for traveling expenses and the rest would be used for road show and media advisements.

*   June 05 - Set up pricing and logistics support plans. Pricing structure for all new goods and services has to be worked out for all the different regions where we are selling.  Explore shipping methods, scheduling and expenses to all the different regions. - $50,000.  The amount would be spent on setting up of logistics support such as storage space, delivery vehicle and staffing.  $20,000 would be for staffing and the rest would be used for storage space and delivery vehicle rental.

*   Aug 05 - Update website for new launch - The website will be updated to support anticipated new goods and services. It would also include an online tracking of all orders. $50,000. The amount would be spend on revamping of the current web site to integrate with a new setup that includes inventory, workflow, customer databases, order, payment and delivery workflow.  Currently, our website has limited products and customers are not able to track their order or do payment online. The website currently does not have any integration to our accounting package either.

*   Sept 05 - Set up Sales / Marketing group. Create a new team to further expand the marketing our services and products. They would be responsible for sales and marketing throughout the region - $150,000. The amount would be spent on hiring new sales and marketing staff.

*   Oct 05 - Develop marketing/sales program and materials - $25,000. The amount would be spent on developing new and updated brochures and running media advertisements.  $10,000 would be spend on developing brochures and marketing materials. The rest would be spend on media advertisements.

*   Nov 05 - Explore business expansion to Asia market including China and Japan by securing agreement with new resellers and distributors or partners, none of which are currently in place. - $100,000. The amount would be spent on joint ventures or setup of operation in the region.  We would be looking for companies to either have a joint venture with us to setup offices and business in their countries or we would setup offices in the region ourselves. For joint ventures we are planning to spend $15,000 for each location and $30,000 for our own setup of each location.

Liquidity and capital resources

Initial operations began in January 2000 and sales commenced in July 2000. We generated $19,882 in sales for year ended June 30, 2004.  We had losses of [$45,063] for the year ended June 30, 2004.    At June 30, 2004 we had an accumulated deficit of [$265,246].

In addition, as of June 30, 2004, we had only $1,818 in current cash available.  Our current cash resources of $1,818 at June 30, 2004 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. Of course, this current cash position coupled with our accumulated deficit of [$265,246] will not allow us to undertake any of the activities described in our milestones above.

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

Our current liabilities as of June 30, 2004 are higher than our current assets by $90,339.

We have no lines of credit available to us at this time.  Inflation has not had a significant impact on our results of operations.  We have no hedging agreements in place to protect against currency rate fluctuations.

PART II - ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

  MyOffiz, Inc.

  Las Vegas, Nevada

We have audited the accompanying balance sheet of MyOffiz, Inc. as of June 30, 2004, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of MyOffiz’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyOffiz, Inc. as of June 30, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that My Offiz, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, My Offiz, Inc. has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC

www.malone-bailey.com

Houston, Texas

September 1, 2004

MYOFFIZ, INC.

BALANCE SHEET

June 30, 2004

ASSETS

Current Assets

  Cash

$   1,818

  Accounts receivable

385

---------

Total Assets

$   2,203

=========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

  Accounts payable

$   6,804

  Account payable to related party

83,738

  Accrued expenses

2,000

---------

Total Current Liabilities

   92,542

---------

Stockholders’ Deficit

  Preferred stock, $.001 par value, 5,000,000 shares

    authorized, no shares issued or outstanding

  Common stock, $.001 par value, 20,000,000 shares

    authorized, 4,573,350 shares issued and outstanding

4,573

  Paid in capital

178,180

  Accumulated deficit

(265,246)

  Other comprehensive income:

    Equity adjustment on foreign currency translation

(7,846)

---------

Total Stockholders’ Deficit

(90,339

)

---------

$   2,203

=========

See accompanying summary of accounting policies

and notes to financial statements

MYOFFIZ, INC.

STATEMENTS OF OPERATIONS

Years Ended June 30, 2004 and 2003

2004

2003

---------

---------

Revenue

$  19,882

$  39,353

Cost of sales

10,848

27,189

General & administrative

  - incurred or paid to related party

26,167

27,600

  - incurred or paid to others

27,930

18,368

Depreciation

0

2,125

---------

---------

Total operating expenses

64,945

75,282

---------

---------

NET LOSS

$ (45,063)

$ (35,929)

=========

=========

Basic and diluted loss per share

$(.01

)

$(.01

)

Weighted average shares outstanding

4,573,350

4,573,350

See accompanying summary of accounting policies

and notes to financial statements

MYOFFIZ, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2004 and 2003

Other

Compre-

Common Stock

Retained

hensive

Shares

Amount

Deficit

(Loss)

Totals

---------

---------

---------

--------

---------

Balances, June 30, 2002

4,573,350

$182,753

$(184,254)

$(1,150)

$(2,651)

Net loss

(35,929)

(35,929)

Net change in foreign

  currency valuation

(6,918)

(6,918)

---------

---------

---------

--------

---------

Balances, June 30, 2003

4,573,350

182,753

(220,183)

(8,068)

(45,498)

Net loss

(45,063)

(45,063)

Net change in foreign

  currency valuation

222

222

---------

---------

---------

--------

---------

Balances, June 30, 2004

4,573,350

$182,753

$(265,246)

$(7,846)

$(90,339)

=========

=========

========

=========

Less: par value

(4,573)

---------

Paid in capital

$178,180

=========

See accompanying summary of accounting policies

and notes to financial statements

MYOFFIZ, INC.

STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004 and 2003

2004

2003

---------

---------

Cash Flows used in Operating Activities

  Net loss

$ (45,063)

$ (35,929)

  Adjustments to reconcile net income to net cash

    used in operating activities:

    Depreciation

0

2,125

  Changes in:

    Accounts receivable

(385)

5,006

    Accounts payable

3,555

2,730

    Account payable to related party

37,810

11,157

    Accrued expenses

889

(865)

---------

---------

  Net Cash used in Operating Activities

(3,194)

(15,776)

Effect of Exchange Rate Changes on Cash

222

(6,918)

---------

---------

Net decrease in cash

(2,972)

(22,694)

Cash at beginning of year

4,790

27,484

---------

---------

Cash at end of year

$   1,818

$   4,790

=========

=========

Cash paid during the year for:

  Interest

$       0

$        0

  Income taxes

0

0

See accompanying summary of accounting policies

and notes to financial statements

MYOFFIZ, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

MyOffiz’ predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995.  This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc. (“MyOffiz”).  There was no continuity of ownership or operations. That company was renamed first MyOffiz.com Pte, Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd. (“MyOffiz Asia”).  All Singapore operations of MyOffiz operations were conducted under a management contract with this entity in Singapore.  MyOffiz was formed to sell office products, third-party services such as airline travel tickets, Internet programming, and other office products and services to Asian Pacific Rim companies by both direct selling efforts and through the Internet. Initial operations began in January 2000 and sales commenced in July 2000.

MyOffiz, Inc. was incorporated in Nevada in October 2000 to establish the entity as a U.S. corporation.

Third Party Services.  MyOffiz has a management agreement with a sister company, MyOffiz Asia Pte Ltd. (“MyOffiz Asia”) which provides that all office personnel be paid by the sister company directly, with the costs charged to MyOffiz on a monthly lump sum basis, similar to a U.S.-style employee leasing arrangement.  MyOffiz Asia is 100% owned by 15 founding shareholders of MyOffiz, who collectively own 78% of MyOffiz.  MyOffiz Asia represents that there is no profit recognized on this arrangement.  In addition, MyOffiz Asia kept the books for the Singapore operations as a division separate from that of the U.S. entity.  Since all such Singapore transactions belong to MyOffiz and not MyOffiz Asia, the books were combined for financial reporting purposes with all inter-division accounts and transactions eliminated.

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

Other comprehensive income represents changes in the value of the Singapore dollar relative to the U.S. dollar.  As of each balance sheet date, the Singapore division translates its assets and liabilities into U.S. dollars at the exchange rate in effect on that date.  There are no hedging contracts. Revenues and expenses during each period are translated at the average exchange rates of those periods.  Equity accounts are translated at historical amounts.  Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders’ Deficit.

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon delivery of the finished products.  MyOffiz sells office products directly and flowers and airline tickets through third-party providers. For each of the two years ended June 30, 2004 and 2003, all revenues are from sales of these products or third-party services. For 2004 and 2003, there were no refunds or warranty claims. MyOffiz will accept refunds for a 30-day period after the sale. MyOffiz offers no independent warranty and refers any warranty claims to the manufacturer for products it sells directly or third-party provider for flowers and airline tickets.

An allowance for doubtful accounts is provided based on credit experience. To date, MyOffiz has had no bad debts so no allowance is provided.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the 3-year estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment losses have been recorded since inception.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, My Offiz, Inc. has incurred recurring net losses of $45,063 and $35,929 in fiscal 2004 and 2003, respectively, and has an accumulated deficit of $265,246 as of June 30, 2004.  These conditions create an uncertainty as to My Offiz, Inc.’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of units consisting of My Offiz, Inc. warrants as well as seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if My Offiz, Inc. is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Income taxes are not due since MyOffiz has had losses since inception.  Since inception, MyOffiz has had about $265,000 in net operating losses, which expire in the U.S. in fiscal 2020 and 2021.

The components of deferred taxes are as follows:

2004

2003

---------

---------

Deferred tax assets

  Net operating loss carryforwards

$  90,100

$  61,000

Less: valuation allowance

(90,100)

(61,000)

---------

---------

Current net deferred tax assets

$       0

$       0

=========

=========

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2004, MyOffiz owed $83,738 to directors, mostly for management services rendered.

NOTE 5 - STOCK WARRANTS

Summary information regarding stock warrants is as follows:

Weighted

Average

Share

Warrants

Price

--------

---------

    Year ended June 30, 2003

      Outstanding

59,835

0.11

    Year ended June 30, 2004:

      Granted

-

-

      Exercised

-

-

      Expired unused

-

-

--------

----------

    Outstanding, year ended

      June 30, 2004

59,835

0.11

========

=========

NOTE 6 - CONCENTRATIONS

Three customers accounted for 100 percent of fiscal 2004 and 2003 sales. One vendor accounted for 100 percent of fiscal 2004 and 2003 cost of sales.

PART II - ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART II - ITEM 8A.  CONTROLS AND PROCEDURES

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

NAME

AGE

POSITION

Jaren Chan Eng Ann

44

 President and Director

Michael Chang

35

 Treasurer and Director

Hirofumi Inagawa

54

 Director

Jaren Chan Eng Ann, (44), President and Director – Jaren joined us in October 2000. He is also the CEO of Catalyz Investment Asia Pte Ltd. Concurrently, he is a management and employee training consultant in his own private practice. He held the position of Vice-President with ABN-Amro Bank (1997 – 2000), United Overseas Bank (1995 – 1997), CitiBank Singapore (1993 – 1994) and United Overseas Bank (1988 –1993). He was also a senior Manager with Diners Club (1995 – 1987).  From December 1997 to September 2000, he was a senior manager with ABN-Amro with United Overseas Bank, Singapore. Before this, he served as a senior manager with CitiBank Singapore (1993 to 1994) and Citicorp Diners Club (1985 – 1987).

Michael Chang, (35), Treasurer and Director – Michael joined us in October 2000. Michael is currently the chief technology officer of MyOffiz Pte Ltd. Michael also holds a director position in the following companies:  S.K. Resources Pte Ltd and Catalyz Investment Asia Pte Ltd.  S.K. Management Pte Ltd is a credit management company that provides services to companies to manage their accounts receivables. Catalyz Investment Asia Pte Ltd is a private company with stock ownership interest in MyOffiz, Inc. From 1998 to 1999, Michael studied and received a high distinction in Bachelor of Data Communication from Queensland University of Technology, Brisbane, Australia. From 1995 to 1998, Michael held various positions at Ascom groups of companies, including senior business development manager and senior network consultant.  Ascom group of companies provides information technology system integration services.

Hirofumi Inagawa, (54) Director – Mr Inagawa joined us in October 2000. From July 1997 to March  1999, he was a Director at JAIC Management Research Inc. From April 1975 to June 1997, Mr Inagawa held various positions at Bank of Tokyo, Ltd., including overseas posting at its subsidiary, California First Bank and its Singapore Office. Mr. Inagawa received a Bachelor Degree of Business Administration at Yokohama National University in 1975.

ADVISORY BOARD

Masaru Osawa (64) – Mr Masaru Osawa became an Advisor in October 2000.  From July 1992 to date, Mr.Osawa has been running his own office, doing M&A Advisory, Venture Business Support and Financial Advisory for Venture Enterprises. From April 1969 to June 1992, Mr.Osawa held various positions at Nikko Securities Co. Ltd. Including Deputy Manager in Kawasaki Office, Manager in Research Center, Manager of  M&A Section. Mr. Osawa received a Bachelor Degree of Commerce at Keio University in 1964.

Our directors serve for a one-year term.  Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Management Service Agreement

On November 1, 2000, Myoffiz, Inc. entered into a Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz Asia Pte, Ltd’s only business has been and currently is to provide the following services to us or on our behalf:

o

Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

o

Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

o

Advertising and promotion

o

Hosting and maintenance of our website

o

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

Section  16(a) of the Securities Exchange Act  of  1934,  as amended, requires our directors and executive officers,  and persons  who beneficially own more than 10% of a  registered class   of  our  equity  securities,  to  file  reports   of beneficial ownership and changes in beneficial ownership  of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of  Securities)  and  5  (Annual  Statement   of Beneficial  Ownership of Securities).  Directors,  executive officers  and  beneficial owners of more  than  10%  of  our Common  Stock are required by SEC regulations to furnish  us with  copies  of  all Section 16(a) forms  that  they  file. Except as otherwise set forth herein, based solely on review of  the  copies  of such forms furnished to us,  or  written representations  that no reports were required,  we  believe that  for the fiscal year ended June 30, 2004 beneficial owners  complied  with  Section  16(a)  filing  requirements.

PART III - ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Jaren Chan Eng Ann, our president for fiscal years ended June 30, 2004 and 2003:

Name	Position	Year	Salary
Jaren Chan Eng Ann	President	2004	No Salary
		2003	No Salary

The above table does not include management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, which totaled the following:

	Paid	Accrued
Fiscal year ended June 30, 2003	$16,443	$11,157
Fiscal year ended June 30, 2004	$10,453	$17,477

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

The information presented below regarding beneficial ownership of MyOffiz’s voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Except as otherwise indicated below and under applicable community property laws, MyOffiz believes that the beneficial owners of MyOffiz's common stock listed below have sole voting and investment power with respect to the shares shown.

Name	Address	Percentage	Number of Shares of Common Stock
Chang Ah Meng Michael [1] [2]	Blk 610 Senja Road #12-24 Singapore 670610	31.55%	1,442,857

Hirofumi Inagawa	4-25-1 Aoyamadai Abiko-City Chiba-Pref 270-1175, Japan	0.47%	21,429
Catalyz Investment Asia Pte Ltd [1]	37 Hume Ave #09-05 Singapore 598736	26.08%	1,192,857
Jaren Chan Eng Ann [1] [2]	Blk 610 Senja Road #12-24 Singapore 670610	29.05%	1,328,590
GoPublicToday.Com, Inc	1701 Valmora Street Las Vegas NV 89102	5.14%	235,250
Low Eng Teck	4 Brookvale Walk #03-12Singapore 599953	6.72%	307,143
Kwek Swee Cheow [3]	132 Lorong L Telok Kurau #01-08 Singapore 425569	5.47%	250,000
Han Mui Tuan	2 Rifle Range Road #03-08 Singapore 588373	7.18%	328,557
Ho Ai Lian	Blk 830 Sims Ave #04-898 Singapore 400830	5.47%	250,000
All officers and directors as a group [3 persons] [1][2]		34.98%	1,600,019

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

[3]  Jaren Chan Eng Ann and Kwek Swee Cheow are brother in law. Kwek Swee Cheow married Jaren Chan Eng Ann’s sister. Jaren Chan Eng Ann disclaims beneficial ownership of shares owned by Kwek Swee Cheow.

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

PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MyOffiz’ predecessor, Ascomnet Pte., Ltd. was incorporated in Singapore in 1995.  This entity ceased operations in 1998 and was purchased in early 2000 by the founders of MyOffiz, Inc.  That company was renamed first MyOffiz.com Pte. Ltd. in early 2000 and renamed later in 2000 as MyOffiz Asia Pte, Ltd.

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

o

2,200,000 shares issued for acquisition of assets to shareholders of Myoffiz.com Pte Ltd., including 135,733 shares to Mr. Chan, 250,000 shares to Mr. Chang, and 21,428 shares to Mr. Inagawa.

o

GoPublicToday.com, Inc. was issued 275,000 shares for investment advisory services.

On November 1, 2000, Myoffiz, Inc. entered into a Management Service Agreement with Myoffiz Asia Pte Ltd., a company incorporated under the laws of Singapore MyOffiz Asia Pte, Ltd’s only business has been and currently is to provide the following services to us or on our behalf:

o

Administration of sales of office products; including ordering products for resale, processing sales orders, processing product delivery, and processing billings and payments

o

Administration of commissions or fees from third-party product and service providers; including contracting with them, processing of orders for their products and services, and processing of related billings and payments

o

Advertising and promotion

o

Hosting and maintenance of our website

o

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

Management fees paid to Myoffiz Asia Pte Ltd under the management services agreement, totaled the following:

	Paid	Accrued
Fiscal year ended June 30, 2003	$16,443	$11,157
Fiscal year ended June 30, 2004	$10,453	$17,477

MyOffiz Asia Pte, Ltd and MyOffiz, Inc. have the following common directors, officers, and persons who own or control more than 5% of the stock of each:

Myoffiz Asia Pte Ltd	%	Position	MyOffiz, Inc	%	Position
Low Eng Teck	11.91%	Shareholder		7.73%	Shareholder

Kwek Swee Cheow	11.91%	Director		6.29%	Shareholder

Chang Ah Meng Michael	11.90%	Director		6.29%	Treasurer and Director

Han Mui Tuan	8.98%	Shareholder		8.27%	Shareholder

Ho Ai Lian	11.90%	Shareholder		6.29%	Shareholder

Thue Leong Meng	5.95%	Shareholder		3.14%	Shareholder

Siew Pai Oak	5.95%	Shareholder		3.14%	Shareholder

Jaren Chan Eng Ann Eng Ann	2.92%	Shareholder		3.41%	President

Chee Yew Sing	2.92%	Shareholder		1.62%	Shareholder

Han Eng Kwang	9.74%	Shareholder		5.39%	Shareholder

Masaru Osawa	1.95%	Shareholder		1.08%	Shareholder

Hirofumi Inagawa	0.97%	Shareholder		0.54%	Director

Shuan Yuan Shuan Michael	1.46%	Shareholder		0.81%	Shareholder

Masahide Katsukata	10.06%	Shareholder		5.57%	Shareholder

Springfield Technology Ventures	1.46%	Shareholder		0.81%	Shareholder

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

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Michael Chang

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Jaren Chan Eng Ann

32.1    Section 1350 Certification, Michael Chang

32.2    Section 1350 Certification, Jaren Chan Eng Ann

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)

Audit Fees

	2003	2004
Malone & Bailey PLLC	$4,586	$5,692

      (ii)

   Audit Related Fees

None

(i)

Tax Fees

None

(iv)      All Other Fees

None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the  Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myoffiz, Inc.

By   /s/ Michael Chang

Michael Chang, Chief Financial Officer and Director

By   /s/ Jaren Chan Eng Ann

Jaren Chan Eng Ann, Chief Executive Officer and Director

By:  /s/ Hirofumi Inagawa

Hirofumi Inagawa, Director

Date: September 22, 2004