Form 10QSB
period 2004-09-30
MYOFFIZ, INC.
filed 2004-10-25
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50098

MYOFFIZ, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-50098	88-0493734
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

5770 El Camino Road, Las Vegas, Nevada 89118

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code: (702) 222-9076

500N Rainbow Boulevard Las Vegas, Nevada	89107
(Address of principal executive offices)	(zip code)

Issuer’s telephone number: Singapore:  (65) 68484666

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

At September 30, 2004 - 4,573,530

At October 15, 2004 - 19,920,000

-i-

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MYOFFIZ, INC.

BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

Current Assets

  Cash

$   4,484

  Accounts receivable

587

---------

Total Assets

$   5,071

=========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

  Accounts payable

$   6,558

  Account payable to related party

121,353

  Accrued expenses

2,000

---------

Total Current Liabilities

  129,911

---------

Stockholders’ Deficit

  Preferred stock, $.001 par value, 5,000,000 shares

    authorized, no shares issued or outstanding

  Common stock, $.001 par value, 20,000,000 shares

    authorized, 4,573,350 shares issued and outstanding

4,573

  Paid in capital

178,180

  Retained deficit

(299,647)

  Other comprehensive income:

    Equity adjustment on foreign currency translation

(7,946)

---------

Total Stockholders’ Deficit

(124,840

)

---------

Total liabilities and stockholder’s deficit

$   5,071

=========

MYOFFIZ, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

2004

2003

---------

---------

Revenue

$  15,925

$ 3,170

Cost of sales

10,774

2,462

General & administrative

  - incurred or paid to related party

37,522

6,900

  - incurred or paid to others

2,029

5,263

---------

---------

Total operating expenses

50,325

14,625

---------

---------

NET LOSS

$ (34,400)

$ (11,455)

=========

=========

Basic and diluted loss per share

$(.01

)

$(.00

)

Weighted average shares outstanding

4,573,350

4,573,350

MYOFFIZ, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

2004

2003

---------

---------

Cash Flows used in Operating Activities

  Net loss

$ (34,400)

$(11,455)

  Adjustments to reconcile net income to net cash

    used in operating activities:

  Changes in:

    Accounts receivable

(202)

(1,289)

    Accounts payable

(246)

673

    Account payable to related party

37,614

13,366

---------

---------

  Net Cash used in Operating Activities

2,766

1,295

Effect of Exchange Rate Changes on Cash

(100)

-

---------

---------

Net decrease in cash

2,666

1,295

Cash at beginning of year

1,818

4,790

---------

---------

Cash at end of year

$   4,484

$   6,085

=========

=========

Cash paid during the period for:

  Interest

$       0

$       0

  Income taxes

0

0

MYOFFIZ, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MyOffiz, Inc. (“MyOffiz”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in MyOffiz’s latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2004, as reported in the 10KSB, have been omitted.

NOTE 2 – SUBSEQUENT EVENT

On October 1, 2004, MyOffiz entered into an Exchange agreement (the “Agreement”) with GoPublicToday.com, a Nevada corporation (“GPT”), Pubco White Papers, Inc., a Nevada corporation (“PWP”), Nevada Fund, a Nevada corporation (“NF”), Public Company Management Services, Inc., a Nevada corporation (“PCMS”), and the majority shareholders of GPT, PWP, NF or PCMS, Brock Family Trust (the “Trust”), and Stephen Brock. The Trust and NF are the majority shareholders of GPT. The Trust is the majority shareholder of NF and the sole shareholder of PCMS. Stephen Brock is the sole shareholder of PWP.

Pursuant to the Agreement, the Registrant acquired 5,000,000 shares of common stock (or approximately 92.1%) of GPT, 5,000,000 shares of common stock (or 100%) of PWP, 5,000,000 shares of common stock (or approximately 98.0%) of NF, and 5,000,000 shares of common stock (or 100%) of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of the Registrant’s common stock. The transaction is referred to herein as the “Acquisition.”

MyOffiz now does business as Public Company Management and has 5 lines of business. Although each of these lines of business are separate, collectively they provide a broad spectrum of services and solutions to small businesses wishing to access the U.S. Capital Markets and companies that currently trade on the OTC BB or Pink Sheets – even those that are aiming for a NASDAQ SmallCap or higher Listing.

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

On October 1, 2004, MyOffiz, Inc. (the “Registrant”) entered into an Exchange agreement (the “Agreement”) with GoPublicToday.com, a Nevada corporation (“GPT”), Pubco White Papers, Inc., a Nevada corporation (“PWP”), Nevada Fund, a Nevada corporation (“NF”), Public Company Management Services, Inc., a Nevada corporation (“PCMS”), and the majority shareholders of GPT, PWP, NF or PCMS, Brock Family Trust (the “Trust”), and Stephen Brock.  The Trust and NF are the majority shareholders of GPT.  The Trust is the majority shareholder of NF and the sole shareholder of PCMS.  Stephen Brock is the sole shareholder of PWP.

Pursuant to the Agreement, the Registrant acquired 5,000,000 shares of common stock (or approximately 92.1%) of GPT, 5,000,000 shares of common stock (or 100%) of PWP, 5,000,000 shares of common stock (or approximately 98.0%) of NF, and 5,000,000 shares of common stock (or 100%) of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of the Registrant’s common stock.  The transaction is referred to herein as the “Acquisition.”

MyOffiz, Inc. now does business as Public Company Management and has 5 lines of business. Although each of these lines of business are separate, collectively they provide a broad spectrum of services and solutions to small businesses wishing to access the U.S. Capital Markets and companies that currently trade on the OTC BB or Pink Sheets – even those that are aiming for a NASDAQ SmallCap or higher Listing.

1.

Pubco White Papers - www.pubcowhitepapers.com
Downloadable articles and informational documents discussing various issues faced by public companies and those wishing to go public.

2.

Go Public Today.com - www.gopublictoday.com
A Registered Investment Advisory firm that provides securities registration and a complete solution to help small companies establish the appropriate corporate structure to register securities for public offerings and to obtain a listing on the OTC BB or Pink Sheets.  Go Public Today.com also aids foreign companies go public in the U.S. via Form 20F under its d/b/a ForeignCompanyListing. (www.foreigncompanylisting.com).

3.

Public Company Management Services - www.pcms-team.com
A comprehensive suite of compliance, management, and corporate governance solutions for OTC BB companies.  Through its extensive and experienced network of professionals – including attorneys and CPAs – this subsidiary prepares and keeps public companies in compliance and within the bounds of the ever-changing regulations.

Nevada Fund, Inc. - Ancillary business consulting, advisory, and development services.

Three months ended September 30, 2004 vs. Three months ended September 30, 2003

2004

2003

---------

---------

Revenue

$  15,925

$ 3,170

Cost of sales

10,774

2,462

General & administrative

  - incurred or paid to related party

2,029

6,900

  - incurred or paid to others

37,522

5,263

---------

---------

Total operating expenses

50,325

14,625

---------

---------

NET LOSS

$ (34,400)

$ (11,455)

=========

=========

Our revenues increased due to a substantial purchase from Teleflex Morse Pte Ltd.  Our cost of sales increased due to a substantial purchase from Teleflex Morse Pte Ltd.  General and administrative increased due to payment for fee payable as a listed company.  Due to the foregoing, our loss for the period increased from ($11,455) to ($34,400).

Liquidity and capital resources

As of September 30, 2004, we had only $4,484 in current cash available.  Our current cash resources of $4,484 at September 30, 2004 are sufficient to satisfy our cash requirements over the next twelve months if we have no growth and if MyOffiz Asia Pte, Ltd. continues to provide services while deferring their management fee, which they have orally agreed to do. Our current liabilities  as of September 30, 2004 are $121,911.

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

1.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Michael Chang

1.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Jaren Chan

0.1

Section 1350 Certification, Michael Chang

0.2

Section 1350 Certification, Jaren Chan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myoffiz, Inc.

By   /s/ Michael Chang

Michael Chang,

Chief Financial Officer

By   /s/ Jaren Chan

Jaren Chan, Chief Executive Officer

Date: September 30, 2004