Form 10QSB
period 2004-12-31
PUBLIC CO MANAGEMENT CORP
filed 2005-02-15
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from

 to

Commission file number: 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

          NEVADA

           88-0493734

             (State or other jurisdiction of             (IRS Employer Identification No.)

           incorporation or organization)

5770 El Camino Road, Las Vegas, Nevada 89118

(Address of principal executive offices)

(702) 222-9076

(Registrant's telephone number)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements  for the past 90 days. Yes [X] No [ ]

As of February 14, 2005, 21,544,835 shares of Common Stock, $.001 par value of the issuer were outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2004

   (Unaudited)

ASSETS

Current Assets

  Cash

$68,766

  Accounts receivable, net

297,972

  Notes receivable

350,000

  Marketable securities

2,392,566

  Other

7,973

----------

Total Current Assets

3,117,277

----------

Furniture and equipment, net of accumulated

  depreciation of $22,969

64,618

Website, net of accumulated amortization of $34,913

61,220

Investment in real estate

275,000

----------

$3,518,115

==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Bank lines of credit

$   82,344

  Current portion of installment notes payable

14,367

  Accounts payable

55,231

  Deferred revenues

140,208

  Deferred income tax

821,446

----------

Total Current Liabilities

1,113,596

Long-term portion of installment note payable

188,035

----------

Total Liabilities

1,301,631

----------

Stockholders' Equity

  Common stock, $.001 par value, 50,000,000 shares

    authorized, 21,544,835 shares issued and outstanding

21,545

  Paid in capital

399,453

  Retained earnings

1,820,635

----------

Total Stockholders' Equity

2,241,633

----------

$3,518,115

==========

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

3-Month Periods Ended December 31, 2004 and 2003

(Unaudited)

2004

2003

----------

----------

Revenue

$  405,992

$ 109,708

Selling, general & administrative

587,602

166,892

Depreciation and amortization

12,442

7,013

----------

----------

Total operating expenses

600,044

173,905

----------

----------

Net income (loss) from operations

(194,052)

( 64,197

)

----------

----------

Other income and (expense)

  Interest expense

(11,121)

(  1,733

)

  Interest income

6,464

  Realized gain on sale of securities

101,324

88,401

  Unrealized gain (loss) on holding securities

629,793

(112,463

)

----------

----------

Total other income and (expense)

 726,460

(25,787)

----------

----------

Net income (loss) before income taxes

532,408

(89,984)

----------

----------

Deferred income tax (benefit)

181,019

-

----------

----------

NET INCOME (LOSS)

$  351,389

$ (89,984)

==========

==========

Basic and diluted loss per share                          $.02    $     (.01)

Weighted average shares outstanding

21,065,730

15,731,274

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

3-Month Periods Ended December 31, 2004 and 2003

                  (Unaudited)

2004

2003

----------

----------

Cash Flows Used in Operating Activities

  Net income (loss)

$351,389

   $(89,984)

  Adjustments to reconcile net income to net cash

    used in operating activities:

    Depreciation and amortization

12,442

7,012

    Gain on sale of marketable securities

(101,324)

   (95,141)

    Unrealized loss/(gain) on marketable securities

(629,793

)

   (28,157)

    Stock issued for services

207,968

-

    Marketable securities issued for services

14,560

    Deferred income tax

181,019

-

  Changes in:

    Marketable securities

(221,168

)

80,991

    Accounts receivable

(551,974)

-

    Other current assets

5,027

-

    Accounts payable

(12,205)

9,509

    Deferred revenue

385,208

   (60,000)

----------

----------

  Net Cash Used in Operating Activities

(358,850

)

(175,770

)

----------

----------

Cash Flows Provided by Investing Activities

  Proceeds from sale of marketable securities

295,889

183,473

  Purchases of marketable securities

( 17,760

)

   (3,565)

  Purchase of furniture, equipment and website

(2,000)

   (7,209)

----------

----------

  Net Cash Provided by Investing Activities

276,129

172,699

----------

----------

Cash Flows (Used) by Financing Activities

  Net change in bank line of credit

(5,782)

    (915)

  Payments on installment notes payable

(3,003)

   (2,046)

  Sale of common stock

6,763

-

----------

----------

  Net Cash (Used) by Financing Activities

(2,022)

    (2,961)

----------

----------

Net increase (decrease) in cash

(84,743)

    (6,032)

Cash at beginning of year

153,509

12,759

----------

----------

Cash at end of year

$   68,766

$    6,727

==========

==========

Cash paid during the year for:

  Interest

$   8,394

$    1,733

  Income taxes

0

0

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (ticker "PUBC") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 8-K, have been omitted.

NOTE 2 - CHANGE IN REVENUE RECOGNITION POLICY

Effective with the first quarter ended December 31, 2004, PCMC elected to change its policy for revenue recognition for its initial contracts to take companies public.  The former policy, which applied to the periods ended September 30, 2004 and December 31, 2003, was to recognize 20% after the performance of services related to assistance with private placement memorandums (phase I), 40% after the filing and successful SEC clearance of an SEC registration statement (phase II) and 40% after OTCBB exchange trading begins.  The new policy is to enlarge phase I to include the preparation (but not including the SEC clearance portion) of the registration statement, since much of the research and writing for the private placement memorandum is used for the registration statement as well.  Phase II is reduced to include only the SEC clearance portion.  The estimated total hours required to perform all functions remains the same, so the percentage of revenue to recognize each of Phases I, II and III is adjusted to 33%, 33% and 34%, based on estimated hours to perform each phase.  Management feels this policy revision reflects new information available from their actual experiences with the several recent customer additions, making it more accurate for revenue recognition purposes.

This change has no effect on the quarters ended December 31, 2004 or December 31, 2003.

NOTE 3 - COMMON STOCK

Nevada Fund was incorporated in Nevada on August 20, 1998. GoPublicToday.com,

Inc. was incorporated in Nevada on May 26, 2000.  Pubco WhitePapers, Inc. was incorporated in Nevada on July 22, 2003.  Public Company Management Services, Inc. (PCMS) was incorporated in Nevada on July 16, 2004.  Prior to that date, PCMS was operated as a sole proprietorship by its founder Stephen Brock.

Principles of consolidation.  All of these entities have been wholly or mostly owned by Stephen Brock or entities under his majority control since their inception.  All of these entities were purchased by an inactive publicly-traded entity called MyOffiz, Inc. on October 1, 2004 in a transaction accounted for as a reverse merger.

The majority shareholder of those entities received 15,326,650 shares and the minority shareholders received 404,624 shares in MyOffiz, Inc. on October 1, 2004.  4,593,350 shares of MyOffiz were outstanding prior to the combination.

In October 2004, 1,155,376 PCMC shares were issued for services rendered and valued at their fair value of $.18 per share.  In December 2004, 64,835 shares were issued for cash to 2 investors for $6,763 in total, or an average of $.10 per share.

An additional 150,000 shares was promised to 2 vendors for services rendered during October 2004 and valued at the fair value at that time of $.18 per share.  This $27,000 has been included in accounts payable since the shares have not yet been issued as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  Public Company Management Corporation

  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Public Company Management Corporation (PCMC) as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the 9-month period ended September 30, 2004 and the year ended December 31, 2003.  These financial statements are the responsibility of PCMC's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform each audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMC, Inc. as of September 30, 2004 and the results of its operations and its cash flows for each of the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, certain errors resulting in an understatement of previously reported net income and overstatement of previously reported paid in capital as of September 30, 2004, were discovered by management of PCMC subsequent to issuing the original report.  Accordingly, adjustments have been made as of September 30, 2004, to correct the errors.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

November 9, 2004,

  except for Notes 2, 6, 10 and 13

  for which the date is February 4, 2005

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Restated)

ASSETS

Current Assets

  Cash

$  153,509

  Accounts receivable, net

219,330

  Notes receivable

550,000

  Marketable securities

1,532,970

  Other

13,000

----------

Total Current Assets

2,468,809

----------

Furniture and equipment, net of accumulated

  depreciation of $18,539

67,048

Website, net of accumulated amortization of $26,902

69,231

Investment in real estate properties

275,000

----------

$2,880,089

==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Bank lines of credit

$   88,126

  Current portion of installment notes payable

14,266

  Accounts payable

  67,434

  Deferred revenues

228,333

  Deferred income tax

643,827

----------

Total Current Liabilities

1,041,986

Long-term portion of installment notes payable

191,139

----------

Total Liabilities

1,233,125

----------

Stockholders' Equity

  Common stock, $.001 par value, 20,000,000 shares

    authorized, 15,731,274 shares issued and outstanding

15,731

  Paid in capital

265,536

  Retained earnings

1,365,697

----------

Total Stockholders' Equity

1,646,964

----------

$2,880,089

==========

See accompanying summary of accounting policies

and notes to financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

9-Month Period Ended September 30, 2004

and the Year Ended December 31, 2003

2004

(Restated)

2003

----------

----------

Revenue                                              $2,089,919    $  376,896

Selling, general & administrative

689,902

389,359

Depreciation and amortization

33,366

 24,445

----------

----------

Total operating expenses

723,268

413,804

----------

----------

Net income (loss) from operations

1,366,651

( 36,908

)

----------

----------

Other income and (expense)

  Interest expense

( 13,819

)

(  9,807

)

  Interest income

13,401

  Realized gain on sale of marketable securities

146,588

183,542

  Unrealized gain on holding marketable securities

375,729

( 84,306

)

  Gain on sale of vehicle

----------

----------

Total other income and (expense)

522,828

89,443

----------

----------

Net income before income taxes

1,889,479

52,535

----------

----------

Deferred income tax expense

640,427

----------

----------

----------

NET INCOME

$1,249,052

$   52,535

==========

==========

Net income per common share, basic and diluted

$.08

$.00

Weighted average common shares outstanding

- basic and diluted

15,731,274

15,731,274

See accompanying summary of accounting policies

and notes to financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

9-Month Period Ended September 30, 2004

and the Year Ended December 31, 2003

(Restated)

Common Stock

Retained

Shares

Amount

Earnings

Totals

                         -----------  ---------  -----------   ----------

Balances, December 31, 2002

15,731,274

$  6,780

$   77,510

$  84,290

Owner capital contributions

68,000

68,000

Net income

52,535

52,535

                               -----------  ---------  -----------   ----------

Balances, December 31, 2003

15,731,274

74,780

130,045

204,825

Owner capital contributions

196,487

196,487

Net income

1,249,052

1,249,052

                               -----------  ---------  -----------   ----------

Balances, September 30, 2004

15,731,274

271,267

$1,379,097

$1,650,364

==========

==========

==========

    ==========

Less:  par value

(15,731

)

--------

Paid in capital

$255,536

========

See accompanying summary of accounting policies

and notes to financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

9-Month Period Ended September 30, 2004

and the Year Ended December 31, 2003

2004

(Restated)

2003

----------

----------

Cash Flows Used in Operating Activities

  Net income

$1,249,052

 $  52,535

  Adjustments to reconcile net income to net cash

    used in operating activities:

    Depreciation and amortization

 33,366

    24,445

    Gain on sale of marketable securities

(146,588

)

(183,542

)

    Unrealized gain on holding marketable securities

(375,729

)

84,306

    Gain on sale of vehicle

(    929

)

    Deferred income tax

640,427

  Changes in:

    Marketable securities

(827,695

)

(301,333

)

    Accounts receivable

(450,000

)

(100,000

)

    Notes receivable

(219,330

)

    Other current assets

( 13,000

)

    Accounts payable

57,924

9,508

    Deferred revenue

( 99,167

)

153,565

  ---------

----------

----------

  Net Cash Used in Operating Activities

(151,669)     (260,516)

 ---------

----------

----------

Cash Flows Provided by Investing Activities

  Proceeds from sale of marketable securities

217,080

308,090

  Purchases of marketable securities

(    230

)

(  3,565

)

  Purchase of furniture and equipment

( 55,658

)

  Construction of website

( 56,439

)

( 39,694

)

  Purchase of real estate

( 38,450

)

(236,550

)

----------

----------

  Net Cash Provided by Investing Activities

 66,303

264,831

----------

----------

Cash Flows Provided by Financing Activities

  Net change in bank line of credit

7,488

  New truck purchase financing

43,997

  Payments on installment note payable

( 15,824

)

( 12,778

)

  Capital contributions

196,487

68,000

  Mortgage debt on purchase of real estate

168,550

----------

---------

  Net Cash Provided by Financing Activities

232,148

( 12,778

)

----------

---------

Net increase (decrease) in cash

146,782

(  8,463

)

Cash at beginning of year

6,727

   15,190

----------

---------

Cash at end of year

$  153,509

$   6,727

==========

=========

Cash paid during the year for:

  Interest

$   13,819

$   9,807

  Income taxes

0

        0

See accompanying summary of accounting policies

and notes to financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nevada Fund was incorporated in Nevada on August 20, 1998. GoPublicToday.com,

Inc. was incorporated in Nevada on May 26, 2000.  Pubco WhitePapers, Inc. was incorporated in Nevada on July 22, 2003.  Public Company Management Services, Inc. (PCMS) was incorporated in Nevada on July 16, 2004.  Prior to that date, PCMS was operated as a sole proprietorship by its founder Stephen Brock.

Principles of consolidation.  All of these entities have been wholly or mostly owned by Stephen Brock or entities under his majority control since their inception.  All of these entities were purchased by an inactive publicly-traded entity called MyOffiz, Inc. on October 1, 2004.  For purposes of this financial statement, all of these entities are presented on a consolidated basis.  All intercompany transactions have been eliminated.

These entities were formed to help small businesses create long-term value by participating in public capital markets.  Pubco WhitePapers hosts a comprehensive body of knowledge on private and public equity markets.  GoPublicToday.com offers access to a Registered Investment Adviser to qualified companies.  Public Company Management Services assists new and existing public companies in maintaining their public company status and creating sustainable and affordable compliance processes.

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

Fiscal Year-end for these companies was December 31 for all years until 2004, when it was changed to September 30.

Cash Equivalents.  Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at each period-end.  Accordingly, net realized and unrealized gains and losses on trading securities are included in net income.

Revenue Recognition.  Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance and acceptance of the services provided.  For 2004 and 2003, there were no refunds or warranty claims.  The services provided sometimes take several months.  For some of the services contracts, there are two specifically-identifiable events which may be separated:  the initial private fund-raising effort and the public market listing effort.  Revenues under the total contract has been allocated 20% to the private fund-raising effort and 80% to the public market listing effort, and these portions of each total contract are recognized in the period when each identifiable event is completed.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

An allowance for doubtful accounts is provided based on credit experience.  As of December 31, 2003, a $0 allowance is provided.

Website Capitalized Costs consist of amounts spent on design and creation of the graphics and website operation.  Amounts spent on early conceptualizing, maintenance or content are expensed as incurred.

Real estate investments include an unoccupied house and condominium and deposits on 2 other houses, all located in Las Vegas, Nevada.

Long-lived Assets.  Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

Stock Options and Warrants.  PCMC accounts for stock-based compensation to employees under the intrinsic value method.  Under this method, PCMC recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.  PCMC accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.  There are no options or warrants outstanding as of September 30, 2004

Recent Accounting Pronouncements.  PCMC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - MARKETABLE SECURITIES

Marketable securities consist of stocks held in the following companies:

Shares owned

Price

Valuation

----------

------

----------

GoFranchiseToday

455,000

Megola

1,772,500

$.350

$  620,375

Acies

2,047,700

.200

409,540

Terrax

500,000

Urbanalien

832,000

.030

24,960

Winfield

1,226,500

.350

429,275

Sterling Equity

184,000

MaxxZone.com

182,000

OSF Financial Services

182,000

Ugomedia

503,006

.006

1,080

Sciax Defense USA

106,001

.055

27,665

Mosaic Nutriceuticals CP

7,500

.130

Nevwest Securities

212,222

.09

19,100

----------

$1,532,970

==========

NOTE 3 - NOTES RECEIVABLE

On certain occasions, PCMC allows its customers to convert their amounts payable to PCMC into notes.  As of September 30, 2004, 3 clients owed promissory notes for services rendered and valued at $550,000, with interest ranging from 4% to 6% per year.

The note receivable from Acies is convertible into 1,400,000 shares of Acies stock if not paid on time in May 2005.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

Estimated

Useful

Life

Amount

---------

--------

Vehicle

5 years

$ 55,658

Office furniture and fixtures

7 years

15,086

Office computers and equipment

3 years

14,843

--------

$ 85,587

========

NOTE 5 - BANK LINE OF CREDIT

PCMC has two bank lines of credit.  $45,000 is owed to Bank of America, which is the credit limit.  The interest rate is at bank's prime + 2%, there is no collateral, and the line expires April 25, 2005.  $43,126 is owed to Wells Fargo, against a $43,500 credit limit.  The interest rate is at bank's prime + 7.75%, there is no collateral, and the line renews annually in June.

NOTE 6 - INSTALLMENT NOTES PAYABLE

PCMC borrowed $168,550 to purchase a house as an investment property in early 2003.  The money was borrowed in the form of two loans, due in 180 equal installments of $1,282, including interest at 6% for the $141,600 primary mortgage and 8% for the $26,550 second lien.

PCMC purchased a new car from an auto dealer in June 2004.  GMAC financed the purchase in 60 equal monthly installments of $905, including interest at 4.99%.

As of September 30, 2004, $14,266 was due in fiscal 2005, $15,131 in fiscal 2006, $16,049 in fiscal 2007, $17,028 in fiscal 2008, $16,253 in fiscal 2009, and $158,776 thereafter.

NOTE 7 - INCOME TAXES

Income taxes were not due in 2003 since PCMC's predecessor PCMS was a sole proprietorship.  Beginning in 2004, deferred income taxes are shown at a 34% rate.  No taxes are currently owed since amounts receivable and gains from holding securities are deferred for tax purposes.

NOTE 8 - MINORITY INTEREST

As of September 30, 2004, other shareholders owned 7.9% of GoPublicToday.com and 2% of Nevada Fund.  Because all of these companies were merged on October 1, 2004, and because these minority shareholders separately received stock in the publicly-traded registrant MyOffiz at that time, minority ownership is not separately stated in these financial statements, but rather included in the overall shares outstanding as of September 30, 2004.

NOTE 9 - COMMON STOCK

The Brock family received 15,326,650 shares and the minority shareholders received 404,624 shares in MyOffiz, Inc. on October 1, 2004.  The total of 15,731,274 shares is shown as of outstanding during the periods presented herein.

On October 1, 2004, these entities described herein were acquired by a purchase by MyOffiz, Inc. accounted for as a reverse merger.  4,593,350 shares of MyOffiz were outstanding prior to the combination, and 20,324,624 shares are currently outstanding.

NOTE 10 - CONCENTRATIONS

Two customers accounted for 44.5% and 31% of total revenues in 2004, respectively.  No other customer and no vendor accounted for as much as 10% of 2004 or 2003 revenues or purchases.

NOTE 11 - COMMITMENTS

PCMC leases its office space from its founder and majority shareholder at $1,500 per month on a month-to-month basis.  Rent expense of $13,500 and $18,000 was recorded in 2004 and 2003, respectively.

NOTE 12 - SUBSEQUENT EVENTS

See Notes 8 and 9 for discussion of the merger that occurred October 1, 2004.

In November 2004, PCMC converted its $100,000 note due from Megola to 1,000,000 shares of Megola's stock.

NOTE 13 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

PCMC's holdings of Urbanalien stock were incorrectly valued, using $.51 instead of the more accurate $.03 per share, or a $399,360 drop in total unrealized holding gains.

PCMC's holdings of Winfield stock were overstated by 400,000 shares.  This dropped their valuation by $140,000 at the $.35 market price.

Acies paid PCMC $450,000 during fiscal 2004 for services which was incorrectly included as a capital contribution instead of revenues.

PCMC's holdings of 212,222 shares of Nevwest Securities at $.09 per share were incorrectly not counted during the audit.

Two real estate investments and two additional real estate purchase deposits totaling $275,000 original cost and $158,832 in mortgage debt were incorrectly not included in the financial statements as originally presented.

Accounts receivable contained errors in the priced values of securities to be received for services under the revenue recognition policy that records revenues based on the extent of services performed each accounting period.

Accounts receivable was not properly reduced by the deferred revenue portion on a by-client basis.

The CEO's $65,000 salary for the period was erroneously not included.

A summary of these changes is as follows:

Previously

Increase

Stated

(Decrease)

    Restated

----------

---------

----------

For the short year ended September 30, 2004:

Balance Sheet:

Cash

$  153,509

$       -

$  153,509

Accounts receivable, net

577,165

(357,835

)

219,330

Marketable securities

2,053,230

(520,260

)

1,532,970

Investment in real estate

-

275,000

275,000

Other, net

699,280

699,280

----------

---------

----------

Total assets

$3,483,184

$(603,095

)

$2,880,089

==========

=========

==========

Notes payable to banks

$  134,698

$(158,832

)

$  293,530

Accounts payable

67,435

67,435

Deferred revenues

611,111

382,778

228,333

Deferred income tax

641,425

640,427

Common stock

15,731

15,731

Additional paid in capital

637,620

382,084

255,536

Retained earnings

1,375,164

(  3,933

)

1,379,097

----------

---------

----------

Total liabilities and equity

$3,483,184

$ 603,095

$2,880,089

==========

=========

==========

Statement of Operations:

Revenues

$1,614,976

$(474,943

)

$2,089,919

General & administrative

( 624,902

)

65,000

( 689,902

)

Interest expense

(   6,171

)

7,648

(13,819

)

Unrealized securities holding gains

775,089

399,360

375,729

Other

 127,552

127,552

Deferred income tax expense

( 641,425

)

(    998

)

( 640,427

)

-----------

---------

-----------

Net income

$ 1,245,119

$(  3,933

)

$1,249,052

===========

=========

===========

Net loss per common share

$.08

$.08

Weighted average common shares

outstanding

15,731,274

15,731,274

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an Exchange Agreement (the "Agreement") with GoPublicToday.com, a Nevada corporation ("GPT"), Pubco White Papers, Inc., a Nevada corporation ("PWP"), Nevada Fund, a Nevada corporation ("NF"), Public Company Management Services, Inc., a Nevada corporation ("PCMS"), and the majority shareholders of GPT, PWP, NF or PCMS, Brock Family Trust (the "Trust"), and Stephen Brock.  The Trust and NF are the majority shareholders of GPT.  The Trust is the majority shareholder of NF and the sole shareholder of PCMS.  Stephen Brock is the sole shareholder of PWP.

Pursuant to the Agreement, MyOffiz acquired 5,000,000 shares of common stock (or approximately 92.1%) of GPT, 5,000,000 shares of common stock (or 100%) of PWP, 5,000,000 shares of common stock (or approximately 98.0%) of NF, and 5,000,000 shares of common stock (or 100%) of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz's common stock.  The transaction is referred to herein as the "Acquisition."  Subsequent to the Agreement, MyOffiz obtained 100% of GPT and PWP.

On October 13, 2004, the Company's Board of Directors approved a change in the Company's fiscal year from June 30 to September 30, consistent with the fiscal year end of the Subsidiaries (defined below).

On November 16, 2004, our majority shareholder voted a majority of the Company's outstanding Common Stock, pursuant to a written consent to action without meeting to approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of the Company to 50,000,000 shares of Common Stock,  par value of $.001 per share, to reauthorize 5,000,000 shares of Preferred Stock with a par value of $.001 per share of Preferred Stock (the "Preferred Stock"), and to change the Company's name to Public Company Management Corporation.

On November 24, 2004, NF, exercised its conversion right with respect to a Convertible Promissory Note in the principal amount of $100,000 (the "Note") issued by Megola, Inc.  Pursuant to the terms of the Note, NF converted $100,000 of the principal amount and $-0- of the interest due on the Note into 1,000,000 shares of Megola's common stock, $.001 par value per share.

Prior to the Acquisition, GPT provided services to MyOffiz in connection with MyOffiz becoming a publicly traded company.  PCMS provided compliance services to MyOffiz in connection with MyOffiz maintaining its status as a publicly traded company.

The Company is a holding company for, and will conduct its operations (discussed below) through, the Subsidiaries.  As a result of the Acquisition, the Company changed its business focus.  The term "Company" or "PCMC" as used herein shall include a reference to the Registrant, GPT, PWP, NF, and PCMS unless otherwise stated.

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

The Company is a management and consulting firm that focuses its products and services on private and small public companies that, as determined by the Company's management, have the following characteristics:

o

development stage or early stage companies with a business plan that provides a definable path to profitable growth in no more than three to five years;

o

companies that operate in established markets or in market segments having a reasonable probability of marketing success;

o

companies that can support favorable financial expectations including the return on investment being sought by the Company's management; and

o

companies that have an experienced management team.

As such, the Company believes that it will enable its stockholders to indirectly participate in private equity investments in a way not typically available to most investors due to the private nature of most of our Portfolio Companies (as defined below), the size of the financial commitments often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these opportunities.

The Company is composed of four (4) subsidiaries, GoPublicToday.com ("GPT"), Pubco White Papers, Inc.("PWP"), Nevada Fund ("NF"), and Public Company Management Services, Inc.  ("PCMS") (collectively the "Subsidiaries").  GPT is an investment advisor regulated by the State of Nevada.  PWP serves as an informational resource for private and small public companies as well as a marketing company for the Registrant's products and services.  NF is an investment vehicle that holds equity investments in various public companies.  PCMS is a strategic project management company.  The Company believes that collectively the Subsidiaries provide solutions for private companies.

The Company actively works with private companies seeking to be publicly traded.  The Company facilitates the process for these clients to convert from a private company to a public company and to maintain their public status once converted.  In addition, the Company provides its clients with white papers that address critical issues and questions facing public companies traded on the OTCBB or the Pink Sheets, private companies looking to go public, and market participants in general.

GoPublicToday.com ("GPT")

GPT is a Nevada corporation that was organized on May 26, 2000.  On May 4, 2001, GPT became a registered investment advisor regulated by the Securities and Exchange Commission ("the Commission" or the "SEC").  In June 2004, the Commission informed GPT that GPT was not required to be registered with the Commission as an investment advisor.  The Nevada Secretary of State, Securities Division (the "Division") requested that GPT register with the Division as an investment advisor.  The Division approved GPT's application on June 18, 2004.  GPT withdrew its registration with the SEC on June 25, 2004.

GPT is a registered investment advisory firm that specializes in direct public offering programs. GPT provides a full spectrum of financial advisory services, including business plan reviews, to a client base that includes emerging companies as well as established entities.  GPT facilitates the process for its private company clients ("Portfolio Companies") to convert to public companies and to maintain their public status once converted.  GPT accepts a large portion of its fee in the form of equity in the Portfolio Companies.  With a vested interest in the success of the Portfolio Companies, GPT considers itself a partner in their growth.

GPT conducts a business plan review (the "Review") as its first step in providing services to Portfolio Companies.  The Review enables GPT to assess the Portfolio Companies and their potential in the marketplace.  GPT's next step is to facilitate the process for Portfolio Companies to convert to public companies by registering securities under the Securities Act of 1933 (the "Securities Act") and obtaining a listing of such securities on the OTCBB.  GPT provides (or contracts with other Subsidiaries or third parties unrelated to GPT or the Company to provide) the following services that facilitate this process:

o

reviewing and changing the client's mix of debt and to meet the goals and objectives of the client's management team;

o

performing due diligence review of the client's management;

o

engaging PWP to prepare a business plan for the client in the event that the client does not have an up-to-date and accurate business plan;

o

developing a peer group of public companies for the client based on SIC Codes;

o

conducting a comparison analysis to determine a potential initial trading price;

o

facilitating negotiations between Portfolio Companies and independent public accountants to conduct an audit;

o

overseeing state blue sky filings;

o

negotiating with attorneys to provide legal work regarding corporate and securities matters;

o

overseeing compliance with the filing requirements of the Securities and Exchange Act of 1934 (the "Exchange Act");

o

identifying a brokerage firm that will make a market in the clients' securities

o

assisting the client and the brokerage firm in completing Form 2c-11 for filing with the National Association of Securities Dealers (the "NASD") for quotation on the OTCBB;

o

requiring Portfolio Companies to enter into a one-year corporate administration and compliance contract with PCMS regarding their Exchange Act reporting requirements; and

o

submitting reports on the Commission's Edgar database.

GPT also provides (or contracts with related parties or third parties unrelated to GPT to provide) significant management assistance services in the areas of financial oversight, strategic growth planning, and legal, financial consulting or other services to such clients' management teams.  GPT plays a role in setting corporate strategies and advising Portfolio Companies regarding important decisions affecting their businesses, including analyzing potential acquisitions, recruiting key managers, and evaluating strategic opportunities.

In certain instances, GPT may contract with M & A Capital Advisers, LLC ("M & A Capital"), a licensed broker-dealer, to assist Portfolio Companies in their efforts to raise money through an offering pursuant to Regulation D of the Securities Act.  Stephen Brock, the Registrant's President, is the majority owner of M&A Capital.

GPT also plans to operate under the assumed name "Foreign Company Listing" ("FCL").  GPT plans for FCL to assist non-US companies to get listed and trading in the United States via a Form 20-F registration statement.  The SEC provides a separate integrated disclosure system for foreign private issuers for this type of registration.  FCL will facilitate the preparation of the registration statement as well as all ancillary regulatory and compliance issues related to companies that have registered on Form 20-F. As of the filing of this report, GPT has not provided any of the services that it contemplates will be provided under the assumed name FCL.

PubCo White Papers, Inc. ("PWP")

PWP is a Nevada corporation that was organized on July 22, 2003.  PWP offers white papers critical issues and questions facing public companies traded on the OTCBB or the Pink Sheets, private companies looking to go public, and market participants in general. PWP also markets the products and services provided by the Subsidiaries.  The white papers address a wide range of topics including regulatory, strategic planning and financing issues that impact the market and provide a source of access to information about the capital markets in the US.

PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination to the information companies need to go public, stay public, and access the funding that they need to reach their potential.  PWP categorizes the information into topic areas to make it easier for visitors to find the information sought.   Visitors may email PWP concerning topics that are not listed.  This provides a channel to open dialogue with not only white paper customers but also potential clients for other services within the PCMC network.  PWP continuously seeks ways to educate business owners on the possibilities that the US capital markets afford.

Nevada Fund ("NF")

NF is a Nevada corporation that was organized on August 20, 1998.  NF has primarily been a vehicle for the acquisition of debt or equity in various public companies in exchange for cash.

Public Company Management Services, Inc. ("PCMS")

PCMS is a Nevada corporation that was organized on July 16, 2004.  PCMS functions as a strategic project management firm providing a suite of professional services available to companies trading on the OTCBB or the Pink Sheets, private companies, and other market participants. PCMS contracts with clients to provide services for one (1) year.  PCMS offers small public companies access to a broad range of professional services such as financial consultants, attorneys, certified public accountants and boutique investment bankers.  PCMS's services are designed with small companies in mind.  The services are geared toward assisting in corporate administration and coordinating compliance with the appropriate rules and regulations pertaining to public companies.   PCMS offers the following corporate administration and compliance management services:

o

Sarbanes-Oxley Readiness Services;

o

Corporate Governance Assessment;

o

Regulatory Risks (PATRIOT, HIPAA, SAS 70, GLB);

o

Human Resource Compliance; and

o

Federal and State Securities Regulations

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

PCMC's revenues increased $296,284, from $109,708 to $405,992.  The reason was higher client activity and the receipt of 650,000 additional Winfield shares for additional services beyond the original contract agreement.

PCMC's selling, general and administrative expenses ("SG&A") increased $420,710, from $166,892 to $587,602.  This increase was mainly attributable to approximately $250,000 incurred on research reports, earning calls, audited financials, and public relations.

PCMC's depreciation and amortization expense increased $5,429, from $7,013, to $12,442, because of increased capital expenditures during 2004

PCMC had total other income of $726,460, as compared with a net expense of $25,787, or an increase of $775,346.  $742,256 of this difference was from unrealized holding gains on customer stocks held during the quarter..

PCMC had net income of $351,389 compared to a net loss of $89,984.  The increase in net income is mainly attributable to increases in unrealized gain on holding securities.

PCMC's net cash used in operating activities of $358,850 for 2004 versus net cash used of $175,770 in 2003.  2004's net consisted of $351,389 in net income, adjustments in  depreciation and amortization of $12,442, gain on the sale of marketable securities of negative $101,324, unrealized gain on marketable securities of $629,793, stock issued for services of $207,968, marketable securities issued for services of $14,560, deferred income tax of $181,019, and changes in: marketable securities of negative $221,168, accounts receivable a negative $551,974, other current assets of $5,027, accounts payable of negative $12,205, and deferred revenue of $385,208.

PCMC's net cash provided by investing activities in 2004 of $276,129 compared to $172,699 in 2003.  2004's consisted of proceeds from the sale of marketable securities of $295,889, purchases of marketable securities of $17,760, and purchase of furniture, equipment and website $2,000.

PCMC's net cash used by financing activities in 2004 of $2,022 compared to $2,961 in 2003.  2004's consisted of a net reduction in the outstanding balance due uder the bank line of credit of $5,782, a reduction of installment notes payable of $3,003, and proceeds from the sale of common stock of $6,763.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, PCMC had $3,117,277 in current assets, which consisted of $68,766 in cash, $297,972 in accounts receivable, $350,000 in notes receivable, $2,392,566 in marketable securities, and $7,973 in other assets.

As of December 31, 2004, PCMC had $64,618 in furniture and equipment, net of accumulated depreciation of $22,969, website of $61,220, net of accumulated deprecation of $34,913, and investment in real estate of $275,000.  PCMC had $3,518,115 in total assets.

As of December 31, 2004, PCMC had $1,301,631 in total liabilities, consisting of $1,113,596 of current liabilities, which included $82,344 in bank lines of credit, $14,367 in current portion of installment note payable, $55,231 in accounts payable, $140,208 in deferred revenues, $821,446 in deferred income tax, and $188,035 of the long-term portion of installment note payable.

PCMC had total working capital of $2,028,830 as of December 31, 2004.  PCMC's ratio of current assets to current liabilities was 2.80.

RISK FACTORS

WE NEED TO RAISE A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING.  It is imperative that we raise $1.5 million of additional capital to fully implement our business plan.  This $1.5 million, if raised, will be spent by the Company on investor relations and public relations services.  The Company does not currently need this additional financing to continue its current operations, however if the Company does not raise this money the Company may not increase its sales at the desired levels.  The Company intends to raise the additional capital in one or more private placements.  The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to expand its business plan, and may cause the Company to curtail or scale back its planned operations.

MOST OF OUR ASSETS CONSIST OF MARKETABLE SECURITIES IN COMPANIES TRADED ON THE OTCBB OR THE PINK SHEETS, THE VALUE OF WHICH IS SUBJECT TO SIGNIFICANT FLUCTUATION.  Most of or our assets consist of marketable securities of companies traded on the OTCBB or the Pink Sheets.  Some of the marketable securities are restricted securities.  The marketable securities we hold have limited liquidity and may be subject to huge price swings.  In addition, sales of marketable securities by us may exert downward pressure on the securities which could result in our selling marketable securities at prices much less than the value as of December 31, 2004.  Fluctuations in the market price and valuations of our holdings in such other companies, which are partially dependent on market and other conditions that are beyond our control, may result in fluctuations of the market price of our common stock.  If this were to happen, it would cause the value of the Company's securities to decline.

A SIGNIFICANT PORTION OF OUR MARKETABLE SECURITIES ARE RESTRICTED SECURITIES UNDER RULE 144 OF THE SECURITIES ACT OF 1933.  A significant portion of the marketable securities that we hold are considered restricted securities under Rule 144 under the Securities Act of 1933 (the "Act" or the "Securities Act").  We may not sell restricted securities except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144.  Sales under Rule 144 are subject to certain manner of sale provisions, notice requirements and the availability of current public information about the company whose securities we intend to sell under Rule 144.  In the event that we cannot sell our marketable securities pursuant to an effective registration statement or an applicable exemption from registration, we will not be able to liquidate our position with respect to such securities, which could have a material adverse effect on our business, results of operation and financial condition.

ONE OF OUR CUSTOMERS ACCOUNTED FOR 44.5% OF OUR REVENUES IN 2004.  In 2004, Acies, Inc., one of our customers accounted for 44.5% of our revenues.  This client has subsequently ceased being the Company's client, and we do not anticipate receiving any additional revenue from this client moving forward.  Because we are no longer performing services for a client which accounted for 44.5% of revenues in 2004, the Company's revenues may decrease for 2005, due to the loss of this client.  If the Company is unable to find additional clients to make up for the loss in revenue due to the loss of this client it would have a material adverse affect on or business, results of operation and financial condition and would cause a decrease in the value of the Company's common stock.

WE MAY BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE 1940 ACT.  The Company believes that it is primarily engaged in the business of providing consulting services and that the ownership of securities is an incidental result of such business operations.  If, however, the Commission determines that we meet the definition of an investment company, we may be required to register under the Investment Company Act 1940 (the "1940 Act").  Such registration is expensive and could substantially alter our business model.  There can be no assurance that the Commission will not require us to register under the 1940 Act, or, if required to do so, that we will be able to complete such registration process in a timely manner, if at all, or at a reasonable cost.  If the Commission requires us to register under the 1940 Act, it would have a material adverse effect on our business, results of operation, financial condition and any investment which you may have in our Company.

WE INVEST IN PRIVATE COMPANIES WHICH INVOLVES A HIGH DEGREE OF RISK.  Our business operations will consist primarily of working with small private companies in which we will take an equity investment in the form of restricted securities as part of our fee. Working with, and investing in, private companies involve a high degree of business and financial risk.  These risks can result in substantial losses.  Accordingly, our business activities should be considered speculative. There is generally no publicly available information about the companies with which we work, and we rely significantly on the diligence of our management team to obtain information in connection with our engagement decisions. Typically, such companies depend on the management talents and efforts of one person or a group of persons for their success, and the death, disability or resignation of one or more of these persons could have a material adverse impact on such companies that in turn would have a material adverse impact on investment in such companies. In addition, smaller businesses often have narrower product lines and smaller market shares than their competition. Such companies may also experience substantial variations in operating results. These companies may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.  The illiquidity of the restricted securities that we accept as part of our fee limits our ability to dispose of these investments at times when it may be advantageous for us to do so.

THERE IS UNCERTAINTY REGARDING THE VALUE OF OUR PRIVATELY-HELD SECURITIES.  We value our privately held equity based on a determination of their fair value made in good faith in accordance with our established guidelines. Initially, the fair value of each such security is based upon its original cost. Cost is also the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of subsequent financings, the availability of market quotations, the portfolio company's operations and changes in general market conditions) provide a basis for value other than cost. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value may differ significantly from the values that would exist if a ready market for these securities existed.  This could lead to our assets being overvalued and may make it hard for you as an investor to determine the true value of our Company.

WE LEND MONEY TO SMALL AND MEDIUM-SIZED COMPANIES THAT MAY INVOLVE A HIGHER RISK OF DEFAULT.   We may make loans to small and medium-sized private companies for the payment of our fees which may involve a higher degree of default risk than deferring fees or lending to larger, more established companies. We primarily lend to and will continue to lend to companies that may have limited financial resources. For example, three of our clients owe us an aggregate of $350,000 with interest ranging from 4% to 6% per year, the repayment of which is speculative.  Numerous factors may affect the borrower's ability to make scheduled interest payments and ultimately to repay our loan, including the borrower's failure to meet its business plan, a downturn in its industry or negative economic conditions. Our securities are typically junior to any bank debt that our clients may have and our loans are often unsecured. To the extent that we have a secured position in a company, our claims to any collateral will be subordinated to the claims of any senior lenders.  Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any collateral for the loan.  In the event that our clients default on the notes, it will have a material adverse effect on our business, results of operation and financial condition.

WE DEPEND HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, STEPHEN BROCK.   The success of our Company depends heavily upon the personal efforts and abilities of Stephen Brock, the Company's Chief Executive Officer, President, Secretary, Treasurer, and a Director of the Company.  The Company has not entered into employment agreement with Mr. Brock or obtained any Key Man insurance on Mr. Brock.  Mr. Brock may voluntarily terminate his services at any time.  The loss of Mr. Brock could have a material adverse effect on our business, results of operations and/or financial condition.  In addition, the absence of Mr. Brock will force us to seek a replacement who may have less experience or who may not understand our business as well as Mr. Brock, or we may not be able to find a suitable replacement.  If this were to happen, it would cause the value of the Company's securities to decline.

WE DEPEND HEAVILY ON STEPHEN BROCK AND HIS TEAM OF ADVISORS TO MAKE INVESTMENT DECISIONS.  We work with companies selected by Stephen Brock, our President. Our stockholders have no right or power to take part in our management and do not receive the detailed financial information made available to our team by Portfolio Companies in connection with the review of possible engagements. Accordingly, investors must be willing to entrust all management aspects to Mr. Brock and the other members of our management team. Although Mr. Brock and other members of the team have previous experience making and managing private equity investments, there can be no assurance that our management team will be successful in making or managing such investments.  In the event that Mr. Brock and his advisors make poor investment decisions, it will have a material adverse effect on our business, results of operations and financial condition.  If this were to happen, it would cause the value of the Company's securities to decline.

STEPHEN BROCK'S INTERESTS MAY CONFLICT WITH OUR INTERESTS.  Our President, Stephen Brock, is also involved in other investment banking and business activities in addition to the duties he fulfills for us including M&A Capital Advisers, LLC, an investment banking firm focused on merging public companies and private companies together and raising money through non-registered private placements.  Mr. Brock's interests and the interests of other investment banking and business activities in which he participates may conflict with our interests particularly regarding the selection of engagements and the allocation of Mr. Brock's time.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.  We believe that our Company will grow significantly in the years ahead. Our ability to sustain continued growth depends on our ability to identify and evaluate, and our ability to finance and work with, companies that meet our criteria. Accomplishing such a result is largely a function of our management of the consulting process and the availability of suitable companies in the marketplace with which to work. Any failure to manage effectively our future growth could have a material adverse effect on our business, financial condition and results of operations.  If this were to happen, it could cause us to curtail or abandon our business plan.

WE OPERATE IN A COMPETITIVE MARKET.  We compete with a large number of investment banks and other consulting firms, as well as traditional financial services companies such as commercial banks and other sources of financing in connection with our business. We also compete with media and educational companies, and compliance vendors.  The Company's relative position in the industry is insignificant and most of our competitors have substantially greater resources than we do. Increased competition would make it more difficult for us to make investments with attractive return characteristics.  If we are unable to compete with larger companies, we could be forced to curtail or abandon our business plan.

INVESTMENTS IN SECURITIES OF SMALL-CAPITALIZATION PUBLIC COMPANIES MAY INVOLVE A HIGHER DEGREE OF RISK THAN OTHER INVESTMENTS.  We intend to accept a portion of our fee for services in securities of private companies seeking to become small-capitalization public companies. Often times there are no market for such securities, or, if there is a market, it is illiquid and/or sporadic.  As a result, investments in such securities may involve greater risks than other investments. Because these companies often have fewer shares outstanding than larger companies, it may be more difficult for us to buy or sell significant amounts of their shares without an unfavorable impact on prevailing prices. In addition, small-capitalization public companies are typically subject to a greater degree of change in earnings and business prospects than are larger, more established public companies. There is typically less publicly available information concerning small-capitalization companies than for larger, more established companies.  If there is no market for the securities that we hold or such markets are illiquid or sporadic, it will have a material adverse effect on our ability to buy or sell such securities even if our management believes it is advisable to do so.  This could lower our revenues and cause the value of the Company's securities to decrease.

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR CLIENT COMPANIES AND HARM OUR OPERATING RESULTS.  Many of the companies in which we have worked with or will work with are susceptible to economic slowdowns or recessions. An economic slowdown may impact the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in and a decrease in revenues, net income and assets. If this were to happen the companies with which we deal could default on loans we make to them, which would cause our revenues to decrease, could force us to spend substantial resources in litigation, and would cause the value of the Company's securities to decrease.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS.  We have only recently elected to reformulate our business model and we have only a limited history of operations upon which you can evaluate our business as such.   In addition, at least one of our subsidiaries is less than a year old.  This causes any investment you make in our Company to be very risky.

CHANGES IN LAWS OR REGULATIONS THAT GOVERN US COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS.  GPT is regulated by the State of Nevada Secretary of State, Securities Division as an investment advisor under Nevada's Uniform Securities Act. These laws and regulations may be changed from time to time, and interpretations of the relevant laws and regulations are also subject to change.  Changes in the laws or regulations that govern us may significantly affect our business, causing us to expend additional resources to be in compliance with Nevada's laws.  If this were to happen, we could be forced to raise additional financing, or even abandon or curtail our current business operations.

STEPHEN BROCK CAN VOTE AN AGGREGATE OF 75.8% OF OUR OUTSTANDING COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.  Stephen Brock, a director of the Company and the Company's Chief Executive Officer, President, Secretary, and Treasurer beneficially owns approximately 75.8% of the issued and outstanding shares of our common stock. Mr. Brock indirectly owns these shares directly and through the Trust.  Accordingly, Mr. Brock will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Mr. Brock may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THIRD PARTY SERVICES AND INFORMATION POSTED ON OUR WEBSITES COULD CREATE LIABILITY.  Materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our Web site through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other causes of action. Such claims have been brought against providers of online services in the past. The imposition of liability based on such claims could adversely impact our business.  Even to the extent such claims do not result in liability, we could be forced to incur significant costs in investigating and defending against such claims. The imposition to us of potential liability for information or services carried on or disseminated through our website could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to members and users.  We may post news clippings from other news websites on our websites with links to the source site. Most publishers currently encourage this practice, although certain publishers may request that we cease posting their stories. We will comply with their request in each case. To the extent that a large majority of news publishers prohibit posting of their stories on our websites or begin charging royalty fees for such stories, our website traffic could decrease and/or our costs could increase, thereby adversely impacting our profitability. Our general liability insurance may not cover all potential claims to which we are exposed and/or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.  If this were to happen the value of the Company's securities would decline.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 27, 2004, NF and Stephen Brock filed a lawsuit in the District Court of Clark County, Nevada against Ugomedia Interactive Corporation ("Ugomedia") for breach of contract.  On February 27, 2003, Ugomedia executed a convertible promissory note in favor of NF in the principal amount of $175,000, bearing interest at a rate of six percent (6%) per annum.  The entire outstanding principal and accrued interest became due and payable on February 27, 2004.  Despite repeated demands for payment, Ugomedia failed and refused to pay NF any part of the sums due and owing.

On June 14, 2004, GPT sent a demand letter to Terrax, Inc. ("Terrax").  Terrax signed a contract for services with GPT in March 2002.  The contract terms stipulated a cash payment of $75,000 payable in increments and an equity payment of 500,000 shares of restricted common stock of Terrax.  In April 2002, GPT assisted Terrax in an offering in Nevada that was exempt under Rule 504 of Regulation D of the Securities Act.  Although the client transferred the stock and made a partial payment, the full obligations of the contract were not and are still not paid in full.  A settlement was entered into between GPT and Terrax in February 2005, whereby the Company agreed to withdraw the Company's lawsuit in return for the 500,000 restricted shares which were issued to GPT becoming free trading, as well as various other stipulations by Terrax including Terrax agreeing to pay the balance of the contract owed to GPT in advance of any filings made by GPT to take Terrax from trading on the pinksheets to trading on the OTCBB.

GPT also sent a demand letter to Escape International, Inc. ("Escape") in June 2004.  Escape contracted with GPT in February 2004 for GPT to assist Escape in filing a Form SB-2 registration statement under the Securities Act.  The contract provided for a cash payment in the amount of $75,000 of which $10,000 was paid and an equity payment of 500,000 shares of restricted common stock of Escape.  GPT performed (or contracted with third parties to perform) numerous services on behalf of Escape including but not limited to a business plan review, establishing a Nevada corporation, corporate record book development, and drafting private placement documents for an initial founders round.  Escape has not issued the restricted stock to GPT.  GPT is seeking to recover its unpaid fees pursuant to the contract.  The Company has filed a Complaint against Escape in the District Court of Clark County, Nevada.  Escape filed an Answer to that Complaint on January 20, 2005.

ITEM 2.  CHANGES IN SECURITIES

Unregistered Sales of Equity Securities.

In October 2004, the Company issued 15,326,650 shares of Common Stock in a transaction that was not registered under the Securities Act of 1933 (the "Act") to the Trust pursuant to the Acquisition.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In December 2004, the Company issued 59,835 shares to an entity in connection with the conversion of warrants purchased from MyOffiz prior to the Acquisition.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In December 2004, pursuant to consulting agreements between the Company and eighteen individuals, including our chief executive officer, and one company, we agreed to issue 1,565,000 shares of common stock in exchange for services rendered on behalf of the Company.  Our chief executive officer was issued 500,000 of such shares.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

Registered Sales of Equity Securities.

In October 2004, the Company issued 20,000 free trading shares of Common Stock to one of the Company's Attorneys, Michael T. Williams, pursuant to an S-8 Registration Statement.

In October 2004, the Company agreed to issue two individuals 150,000 free trading shares of the Company's common stock in connection with services provided to the Company, pursuant to an S-8 Registration Statement.  These shares have not been issued by the Company as of the date of this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2004, our majority shareholder voted 15,326,650 shares of the Company's Common Stock pursuant to a written consent to action without meeting to approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of the Company to 50,000,000 shares of Common Stock,  par value of $.001 per share, to reauthorize 5,000,000 shares of Preferred Stock with a par value of $.001 per share of Preferred Stock (the "Preferred Stock"), and to change the Company's name to Public Company Management Corporation.

ITEM 5.  OTHER INFORMATION

CHANGE IN CONTROL

As a result of the Acquisition as discussed above control of the Company shifted to Stephen Brock who beneficially owns 16,322,150 shares (or approximately 75.8%) of the Company's Common Stock personally, and through the Trust.  Stephen Brock, the Registrant's President, is the trustee of the Trust and an officer and director of GPT.

CHANGES IN OFFICERS AND DIRECTORS OF THE COMPANY

On October 5, 2004, Jaren Chan Eng Ann, Michael Chang and Horfumi Inagawa resigned as directors of the Company.  On that same date, Mr. Ann resigned as the Company's President and Mr. Chang resigned as the Company's Treasurer.

On October 5, 2004, the Company's Board of Directors, via unanimous signed written consent, appointed Stephen Brock as the Company's President, Secretary and Treasurer.

Stephen Brock, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Stephen Brock, age 47, has served as a director of the Registrant and as the Company's President, Secretary and Treasurer since October 2004, after the Acquisition. Mr. Brock concurrently serves as President, Secretary and Treasurer of the Subsidiaries. Mr. Brock has served as President, Secretary and Treasurer of GPT, PWP, NF, and PCMS since their inceptions in May 2000, July 2003, August 1998, and July 2004, respectively.  Mr. Brock also served as President and Director of the Nevada Business Journal from June 1996 to February 2000.  As an entrepreneur, Mr. Brock has formed several companies devoted to the small-cap market.  Mr. Brock is a registered investment advisor.  Mr. Brock holds NASD Series 7, 24, 63, and 65 licenses.  In addition, after attending the University of Maryland, Mr. Brock held an Executive Directorship of the Institute for Constitutional Rights for two years.

RELATED PARTY TRANSACTIONS

Prior to the Acquisition, GPT provided services to the Registrant in connection with the Registrant becoming a publicly traded company.  PCMS provided compliance services to the Registrant in connection with the Registrant maintaining its status as a publicly traded company.

Stephen Brock, our President, Secretary and Treasurer, provides office space to us at $1,500 per month on a month to month basis.  The Company has no lease with Mr. Brock.

Mr. Brock launched M & A Capital as a broker/dealer in 2004.  Mr. Brock is the General Partner of Brock Family LP, which manages M & A Capital.  M & A Capital provides capital raising services and facilitates Reverse Listings.   In that regard, the Company periodically evaluates with M & A Capital potential acquisitions, financing transactions, initial public offerings, reverse listings, strategic alliances, and sale opportunities involving the Company's client companies.  Such transactions could have an impact on the valuation of the Company. These transactions and activities are generally not disclosed to the Company's stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

The Subsidiaries routinely engage in intercompany transactions.  For example, NF, PWP and PCMS leverage off of GPT to provide to them with support services, financing, development, equipment, staff and incubation services for the mutual development of each of the business plans.

The Company owned two properties, which were both originally purchased by GPT.  However, one of the properties which the Company owned in Nevada, was sold on February 11, 2005.  The other property, still owned by the Company, is located in Brianhead, Utah, and is held in the name of the Company's Chief Executive Officer, Stephen Brock, although it is owned by the Company.  That property is used as a part-time residence by the Company's Chief Executive Officer and as a backup office for the Company's corporate offices.

In June 2004, GPT purchased a new truck from an auto dealer, which is used by the Company's Chief Executive Officer, Stephen Brock, which was financed in sixty (60) equal monthly installments of $905, including interest at 4.99%.  The truck is held Mr. Brock's, name, but is owned by the Company.

In October 2004, the Company issued 20,000 free trading shares of Common Stock to one of the Company's Attorneys, Michael T. Williams, pursuant to an S-8 Registration Statement.

In December 2004, the Company's Chief Executive Officer, Stephen Brock, was issued 500,000 restricted shares of the Company's Common Stock in consideration for services provided to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

Exhibit No.               Description

2.1(1)

Exchange Agreement

2.2(2)

Amended Exchange Agreement

 31.1*

Certificate of the Chief Executive Officer and Chief

Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

 32.1*

Certificate of the Chief Executive Officer and Chief

Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on October 6, 2004, and incorporated herein by reference.

(2) Filed as Exhibit 2.2 to the Form 8-K filed with the Commission on October 12, 2004, and incorporated herein by reference.

*

Filed Herein.

b)     The Company filed the following reports on Form 8-K during the three months ended December 31, 2004:

o

October 6, 2004, to report the Acquisition.

o

October 13, 2004, to report the Acquisition.

o

October 13, 2004, to report that the Company had issued a press release in connection with the Acquisition.

o

November 2, 2004, to report that the Company had changed its fiscal year end from June 30 to September 30.

o

November 5, 2004, to report that the Company issued a press release regarding potential stock dividends.

o

November 5, 2004, to report that the Company issued a press release regarding the Company's Chief Executive Officer's interview with ceocast.com.

o

November 10, 2004, to report that the Company issued a press release in connection with the Company being awarded a compliance contact with Winfield Financial Group, Inc.

o

November 10, 2004, to report that the Company issued a press release in connection with the Company's retention of TCF Ventures Corp. as a financial advisor.

o

November 23, 2004, to report that the Company issued a press release in connection with the Company being awarded a compliance contract with Winfield Financial Group, Inc.

o

November 23, 2004, to report that the Company issued a press release in connection with the Company's presentation at the NIBA conference.

o

November 29, 2004, to report Nevada Fund, a subsidiary of the Company, exercised its conversion right with respect to a Convertible Promissory Note in the principal amount of $100,000 issued by Megola, Inc.

o

November 29, 2004, to report the Company's change in fiscal year end.

o

November 29, 2004, to report that the Company issued a press release detailing the creation of an advisory board for the Company.

o

November 29, 2004, to report that the Company issued an information release.

o

November 30, 2004, to report that the Company converted a $100,000 debenture with Megola, Inc. into 1,000,000 shares of Megola, Inc. common stock.

o

November 30, 2004, in connection with the Acquisition.

o

December 1, 2004, to report that the Company had filed a press release in connection with the Company's September 30, 2004 financials.

o

December 2, 2004, to report that the Company had issued a press release in connection with an agreement with Gourmet Express, Inc.

o

December 7, 2004, to report that the Company issued a press release in connection with an upcoming earnings call.

o

December 9, 2004, to report that the Company had issued a press release announcing that the Company's information was available through Standard & Poor's Market Access Program.

o

December 13, 2004, to report that the Company had issued a press release reminding investors of the upcoming earnings call.

o

December 20, 2004, to report the Company had issued a press release in connection with the Company's fiscal year end 2004 earnings call.

o

December 28, 2004, to report the Company had issued a press release in connection with an agreement with Sputnik, Inc.

The Company filed the following reports on Form 8-K subsequent to the three months ended December 31, 2004:

o

January 3, 2005, to report the unregistered sale of 1,565,000 shares of Common Stock to eighteen individuals and one company.

o

January 13, 2005, to report that the Company issued a press release in connection with William Ross joining the Company's advisory board.

o

January 14, 2005, in connection with the Company issuing a press release.

o

January 28, 2005, in connection with the Company issuing a press release detailing the Company's four separate subsidiaries.

o

January 31, 2005, in connection with the Company issuing a press release.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Public Company Management Corporation

DATED: February  14, 2005

 By: /s/ Stephen Brock

                        Stephen Brock

                        Chief Executive Officer

                        and Chief Financial Officer