Form 10QSB/A
period 2004-12-31
PUBLIC CO MANAGEMENT CORP
filed 2005-02-15
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

This Report on Form 10-QSB/A, Amendment No. 1, is being filed to remove the restated financial statements of Public Company Management Corporation (PCMC) as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the 9-month period ended September 30, 2004 and the year ended December 31, 2003.

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

8

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

 Public Company Management Corporation

DATED: February  15, 2005

 By: /s/ Stephen Brock

                        Stephen Brock

                        Chief Executive Officer

                        and Chief Financial Officer