Form 10QSB
period 2005-03-31
PUBLIC CO MANAGEMENT CORP
filed 2005-05-18
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[   ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 000-50098

PUBLIC COMPANY MANGEMENT CORPORATION (Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	88-0493734 (IRS Employer Identification No.)

5770 El Camino Road, Las Vegas, NV 89118 (Address of Principal Executive Offices)

(712) 222-9076 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

As of May 2, 2005, there were outstanding 21,659,835 shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

Current Assets

  Cash

$    36,990

  Accounts receivable, net

731,035

  Notes receivable

350,000

  Marketable securities

1,507,391

  Other

131,647

--------------

Total Current Assets

2,757,063

--------------

Furniture and equipment, net of accumulated

  depreciation of $22,969

62,597

Website, net of accumulated amortization of $34,913

53,209

Investment in real estate

122,780

--------------

$2,995,649

========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Bank lines of credit

$    84,750

  Current portion of installment notes payable

14,667

  Accounts payable

157,674

  Deferred revenues

46,518

  Deferred income tax

722,173

--------------

Total Current Liabilities

1,025,782

Long-term portion of installment note payable

27,508

--------------

Total Liabilities

1,053,290

--------------

Stockholders' Equity

  Common stock, $.001 par value, 50,000,000 shares

    authorized, 21,604,835 shares issued and outstanding

21,605

  Paid in capital

515,393

  Retained earnings

1,405,361

--------------

Total Stockholders' Equity

1,942,359

--------------

$2,995,649

========

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

3 Months Ended

6 Months Ended

March 31,

March 31,

2005

2004

2005

2004

-------------

-------------

-------------

-------------

Revenue

$  714,111

$  161,302

$1,120,103

$ 271,010

General and administrative

    573,857

       232,207

  1,161,459

399,099

Depreciation and amortization

12,732

3,123

25,174

10,135

-------------

-------------

-------------

-------------

  Total operating expenses

586,589

235,330

1,186,633

409,234

-------------

-------------

-------------

-------------

  Net income (loss) from operations

127,522

(74,028)

(66,530)

(138,224)

-------------

-------------

-------------

-------------

Other income and (expense)

  Interest expense

(2,570)

(11,239)

(13,691)

(12,972)

  Interest income

11,394

-

17,858

              7

  Realized gain on sale of assets

108,287

   -

108,287

              -

  Realized gain (loss) on sale of securities

(13,171)

(4,070)

88,153

84,331

  Unrealized gain (loss) on holding securities

(655,860)

29,664

(26,067)

(82,799)

-------------

-------------

-------------

-------------

  Total other income and (expense)

(551,920)

14,355

174,540

(11,433)

-------------

-------------

-------------

-------------

Net income (loss) before income taxes

(424,398)

(59,673)

108,010

(149,657)

-------------

-------------

-------------

-------------

Deferred income tax (benefit)

(99,273)

-

81,746

              -

-------------

-------------

-------------

-------------

  NET INCOME (LOSS)

$ (325,125)

$ (59,673)

$   26,264

$ (149,657)

========

========

========

========

Basic and diluted loss per share

           $(.01)

         $(.00)

         $.00

         $(.01)

Weighted average shares outstanding

21,574,835

15,731,274

21,158,098

15,731,274

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

6-Month Periods Ended March 31, 2005 and 2004

(Unaudited)

           2005

      2004

-------------

-------------

Cash Flows Used in Operating Activities

  Net income (loss)                                                                                                                    $   26,264                    $    (149,657)

  Adjustments to reconcile net income to net cash

    used in operating activities:

    Depreciation and amortization                                                                                                25,174                                10,135

    Gain on sale of investments                                                                                                (108,287)                                         -

    Gain on sale of marketable securities                                                                                 (88,153)                              (84,331)

    Unrealized loss/(gain) on marketable securities                                                                  26,067                                  82,799

    Stock issued for services                                                                                                      258,968                                           -

    Marketable securities issued for services                                                                              9,972                                  17,000

    Deferred income tax                                                                                                                 81,746                                           -

  Changes in:

    Marketable securities

56,821

     (39,284)

    Accounts receivable

 (526,704)

 -

    Other current assets

    (118,647)

 -

    Accounts payable

90,239

  9,511

    Deferred revenue

 (181,815)

    (60,000)

 -------------

   -------------

  Net Cash Used in Operating Activities

(433,355)

   (213,827)

 -------------

   -------------

Cash Flows Provided by Investing Activities

  Proceeds from sale of marketable securities

207,622

 136,939

  Proceeds from sale of investment

285,287

-

  Purchase of furniture, equipment and website

(4,700)

      (7,209)

  Purchase of marketable securities

(11,530)

-

-------------

  -------------

  Net Cash Provided by Investing Activities

476,679

  129,730

-------------

  -------------

Cash Flows (Used) by Financing Activities

  Net change in bank line of credit

   (7,774)

    (2,452)

  Payments on installment notes payable                                                                               (158,832)

-

  Sale of common stock

6,763

-

  Capital contributions by majority shareholder                                                                                 -

 113,644

-------------

  -------------

  Net Cash (Used) by Financing Activities

(159,843)

 111,192

-------------

 -------------

Net increase (decrease) in cash

(116,519)

27,095

Cash at beginning of period

153,509

12,759

-------------

 -------------

Cash at end of period

$    36,990

$     39,854

========

 ========

Cash paid during the year for:

  Interest                                                                                                                                    $      8,394                      $       1,733

  Income taxes                                                                                                                                          -                                      -

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

NOTE 2 - CHANGE IN REVENUE RECOGNITION POLICY

Effective with the second quarter ended March 31, 2005, PUBC elected to modify its policy for revenue recognition for its initial contracts to take companies public.  The original policy, which applied to the periods ended September 30, 2004 and December 31, 2003, recognized 20% after the performance of services related to assistance with private placement memorandums (phase I), 40% after the filing and successful SEC clearance of an SEC registration statement (phase II) and 40% after OTCBB exchange trading begins.  The new March 2005 second quarter policy split out phase I between the private (founders) money raising round and the initial preparation (but not including the SEC clearance portion) of the registration statement with an estimated 20% of the total effort spent on each, since each of these new four phases is clearly distinct from the others, the clients receive clear and separable benefits from each phase, and any of the phases could be separately done by other consultants if necessary.  Phase II is reduced to include only the SEC clearance portion.  The estimated total hours required to perform all functions remains the same, so the percentage of revenue to recognize each of Phases Ia, Ib, II and III is adjusted to 20%, 20%, 25% and 35%, based on estimated hours to perform each phase.  This modification resulted in an additional $602,135 in revenue recorded in the quarter ended March 31, 2005 because of the initial founders fundraising round consulting efforts on nine new clients signed during this quarter.  See Note 3 for a listing of new and existing clients.

Management feels that the policy revisions properly reflect new information available from their actual experiences with the several recent customer additions, making it more accurate for revenue recognition purposes.

This change has no effect on any periods ended December 31, 2004 or prior.

NOTE 3 - CLIENT CONTRACTS IN PROGRESS

Contract

Contract

Revenue

Date

Client

Revenues

Complete

Earned

--------

--------------------------

------------

-------

------------

4/21/04

Alaskan Products

$175,000

20%

$  35,000

2/27/04

Belltower Group

200,000

20%

40,000

2/16/04

Executive Golf Partners

325,000

20%

65,000

7/22/04

Legacy Communications

575,000

20%

115,000

4/6/04

Liquigistics

175,000

20%

35,000

1/7/04

Redhead Transport

125,000

20%

25,000

12/1/04

Gourmet Express

325,000

20%

65,000

12/24/04

Sputnik

124,000

20%

24,800

1/31/05

Nasutra

575,000

20%

115,000

2/2/05

Terrax

115,000

100%

115,000

3/3/05

Millennium

395,000

20%

79,000

3/9/05

Magnate Equities

325,000

20%

65,000

3/11/05

MilFin

320,000

20%

64,000

3/18/05

Spectrum Apparel

325,000

20%

65,000

3/18/05

The Glassman

325,000

20%

65,000

3/21/05

Supremacy Financial

320,000

20%

64,000

3/28/05

Z Yachts

425,000

5%

21,250

Add:  compliance consulting and other revenue

62,053

-------------

Total revenues for the 6 months ended March 31, 2005

$1,120,103

========

NOTE 4 - COMMON STOCK

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

In October 2004, 1,155,376 PUBC shares were issued for services rendered and valued at their fair value of $.18 per share.  In December 2004, 64,835 shares were issued for cash to 2 investors for $6,763 in total, or an average of $.10 per share.

In February 2005, 60,000 shares were issued for services rendered and valued at their fair value of $.85 per share.

An additional 150,000 shares were promised to 2 vendors for services rendered during October 2004 and valued at the fair value at that time of $.18 per share.  This $27,000 has been included in accounts payable since the shares have not yet been issued as of March 31, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect,"  "intend," "anticipate," "estimate" or  "continue" or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include our limited history of operations, availability of additional capital necessary to execute our plan of operations, the volatility of the over-the-counter bulletin board market and the effect of such volatility on the value of the marketable securities we received for services, and changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States.

BACKGROUND

On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an exchange Agreement (the "Agreement") with the certain controlling shareholders of GoPublicToday.com, a Nevada corporation ("GPT"), Pubco White Papers, Inc., a Nevada corporation ("PWP"), Nevada Fund, a Nevada corporation ("NF"), and Public Company Management Services, Inc., a Nevada corporation ("PCMS").  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz's common stock. MyOffiz subsequently obtained 100% of GPT and PWP, changed its fiscal year to end on September 30, and changed its name to Public Company Management Corporation.

The term "we" and "our" refers to Public Company Management Corporation, GPT, PWP, NF, and PCMS unless otherwise stated.

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

We are a management and consulting firm that provides services to private and small public companies that:

○

are development stage or early stage companies with a business plan that provides a definable path to profitable growth in no more than three to five years;

○

operate in established markets or in market segments having a reasonable probability of marketing success;

○

support favorable financial expectations including the return on investment being sought by the Company's management; and

○

have an experienced management team.

We believe that we enable our stockholders to indirectly participate in private equity investments in a way not typically available to most investors due to the private nature of our clients, the size of the financial commitments often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these opportunities.

We have four subsidiaries, GoPublicToday.com ("GPT"), Pubco White Papers, Inc. ("PWP"), Nevada Fund ("NF"), and Public Company Management Services, Inc. ("PCMS") (collectively our "Subsidiaries").  GPT is an investment advisor regulated by the State of Nevada.  PWP serves as an informational resource for private and small public companies as well as a marketing company for our products and services.  NF is an investment vehicle that holds equity investments in various public companies.  PCMS is a strategic project management company.  We believe our Subsidiaries provide an integrated solution for private companies who desire to access the public capital markets.

We actively work with private companies seeking to be publicly traded and facilitate the process for our clients to convert from a private company to a public company and maintain their public status once converted.  In addition, we provide our clients with white papers that address critical issues and questions facing public companies traded on the OTCBB or the Pink Sheets, private companies looking to go public, and market participants in general.

GoPublicToday.com ("GPT")

GPT, a Nevada corporation organized on May 26, 2000, is an investment advisory firm registered with the State of Nevada that specializes in direct public offering programs.  GPT provides a full spectrum of financial advisory services, including business plan reviews, to emerging companies and established entities. GPT facilitates the process to convert to public companies and to maintain their public status once converted. GPT accepts a large portion of its fee in the form of equity securities issued by its clients.

GPT conducts a business plan reviews (the "Review") as its first step in providing services to its clients.  The Review enables GPT to assess its clients and their potential in the marketplace.  GPT's next step is to facilitate the process for its clients to convert to public companies by registering securities under the Securities Act of 1933 (the "Securities Act") and obtaining a listing of such securities on the OTCBB.  GPT provides (or contracts with other Subsidiaries or third parties unrelated to us or GPT to provide) the following services that facilitate this process:

○

reviewing and changing the client's mix of debt and to meet the goals and objectives of the client's management team

○

performing due diligence review of the client's management;

○

engaging PWP to prepare a business plan for the client in the event that the client does not have an up-to-date and accurate business plan;

○

developing a peer group of public companies for the client based on SIC Codes;

○

conducting a comparison analysis to determine a potential initial trading price;

○

facilitating negotiations between the client and independent public accountants to conduct an audit;

○

overseeing state blue sky filings;

○

negotiating with attorneys to provide legal work regarding corporate and securities matters;

○

overseeing compliance with the filing requirements of the Securities and Exchange Act of 1934 (the "Exchange Act");

○

identifying a brokerage firm that will make a market in the clients' securities

○

assisting the client and the brokerage firm in completing Form 2c-11 for filing with the National Association of Securities Dealers (the "NASD") for quotation on the OTCBB; and

○

submitting reports on the Commission's Edgar database.

GPT also provides (or contracts with related parties or third parties unrelated to us or GPT to provide) significant management assistance services in the areas of financial oversight, strategic growth planning, and legal, financial consulting or other services to such clients' management teams.  GPT plays a role in setting corporate strategies and advising the clients regarding important decisions affecting their businesses, including analyzing potential acquisitions, recruiting key managers, and evaluating strategic opportunities.

In certain instances, GPT may contract with M&A Capital Advisers, LLC ("M&A Capital"), a licensed broker-dealer, to assist the clients in their efforts to raise money through an offering pursuant to Regulation D of the Securities Act.  Stephen Brock, our President, sole director and controlling stockholder, is the majority owner of M&A Capital.

PubCo White Papers, Inc. ("PWP")

PWP is a Nevada corporation that was organized on July 22, 2003.  PWP offers white papers on critical issues and questions facing public companies traded on the OTCBB or the Pink Sheets, private companies seeking to access the public capital markets, and market participants in general.  The white papers address a wide range of topics including regulatory, strategic planning and financing issues that impact the market and provide a source of access to information about the capital markets in the US.  PWP also markets the products and services provided by our other Subsidiaries.

PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination for clients to obtain the information companies need to go public, stay public, and access the funding that they need to reach their potential.  PWP categorizes the information into topic areas to make it easier for visitors to find the information sought.  Visitors may email PWP concerning topics that are not listed.  This provides a channel to open dialogue with not only white paper customers but also potential clients for other services within the PCMC network.  PWP continuously seeks ways to educate business owners on the possibilities that the US capital markets afford.

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

Public Company Management Services, Inc. ("PCMS")

PCMS is a Nevada corporation that was organized on July 16, 2004.  PCMS functions as a strategic project management firm providing a suite of professional services available to companies trading on the OTCBB or the Pink Sheets, private companies, and other market participants.  PCMS offers small public companies access to a broad range of professional services such as financial consultants, attorneys, certified public accountants and boutique investment bankers.  PCMS's services are designed with small companies in mind.  The services are geared toward assisting in corporate administration and coordinating compliance with the appropriate rules and regulations pertaining to public companies.  PCMS offers the following corporate administration and compliance management services:

○

Sarbanes-Oxley Readiness Services;

○

Corporate Governance Assessment;

○

Regulatory Risks (PATRIOT, HIPAA, SAS 70, GLB);

○

Human Resource Compliance; and

○

Federal and State Securities Regulations

COMPETITIVE CONDITIONS

We compete with a large number of consulting firms, investment banks, merchant banks, financial advisors, and other companies that offer similar services.  Many of our competitors have greater financial and management resources and some have greater market recognition than we do.  We compete by providing superior service to our clients through the experience and knowledge of our management personnel, the quality of our analysis and decision-making processes, and flexible fee structures.  We believe that we occupy a niche relating to privately-held companies seeking access to the public equity markets that is substantially underserved.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

Our revenue increased $849,093, to $1,120,103 for the six months ended March 31, 2005 from $271,010 for the six months ended March 31, 2004.  This increase was primarily the result of the addition of nine contracts to assist clients during fiscal 2005 and the recognition of deferred revenue under contracts that were previously signed by us in previous periods.

Selling, general and administrative expenses increased $762,360, to $1,161,459 for the six months ended March 31, 2005 from $399,099 for the six months ended March 31, 2004.  The increase in selling, general and administrative expenses is primarily the result of the increase in obligations for services in connection with contracts, including a $92,734 increase in legal fees and expenses and a $90,980 increase in accounting fees and expenses.  In addition, we incurred $304,139 in expenses relating to preparation of research reports, marketing expenses, travel and other expenses relating to increased sales activities.

Depreciation and amortization expenses increased $15,039 to $25,174 for the six months ended March 31, 2005 from $10,135 for the six months ended March 31, 2004, primarily as a result of increases in capitalized equipment during the interim period.

Other Income increased $185,973 to income of $174,540 for the six months ended March 31, 2005 from an expense of $11,433 for the six months ended March 31, 2004.  Other income during the six months ended March 31, 2005 primarily consisted of $108,287 in realized gains on the sale of assets and $88,153 in realized gain on sale of securities, which were partially offset by $26,067 in unrealized loss on securities.

The increase in other income more than offset losses from operations and Net Income increased $192,421 to income of $42,764 for the six months ended March 31, 2005 from a net loss of $149,657 for the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2005, we consumed cash in the amount of $116,519; consisting of $433,355 used in operations and $159,843 used in financing activities, which were offset in part by $476,679 cash provided by investing activities.  As of March 31, 2005, we had net working capital of $1,731,281, consisting of $1,544,381 in cash and marketable securities, $1,081,035 in accounts and notes receivable (net of allowance for uncollectability) and $1,025,782 in current liabilities.  We do not anticipate any requirement for additional working capital in the next 12 months

SUBSEQUENT EVENTS

We continue to aggressively market our services to small and emerging businesses.  Since March 31, 2005, we have signed an additional two contracts to provide consulting services relating to becoming public companies and have made significant progress under contracts signed in previous periods.  The following table lists the status of each existing contract.

Customer	Contract Value	% Recognized at 3/31/2005	Status as of 5/15/2005

Alaskan Products	$175,000	20%	Audit almost complete. File SB2 Next.
Belltower Group	200,000	20%	No new status.
Executive Golf Partners	325,000	20%	No New Status.
Legacy Communications	575,000	20%	SB2 Being Developed. Audit Completed.
Liquigistics	175,000	20%	Founders Completed. Audit Being Developed.
Redhead Transport	125,000	20%	No New Status.
Gourmet Express	325,000	20%	Founders Completed. Audit Being Developed.
Sputnik	124,000	20%	Founders Completed. Audit Completed. SB2 Ready ..
Nasutra	575,000	20%	Founders Completed. Audit Being Developed.
Terrax	115,000	100%	Filing an SB2. Audit Completed.
Millennium	395,000	20%	Founders Completed. Audit Being Developed.
Magnate Equities	325,000	20%	Founders Documents Completed.
MilFin	320,000	20%	Founders Completed. Audit Being Developed.
Spectrum Apparel	325,000	20%	Founders Documents Completed.
The Glassman	325,000	20%	Founders Documents Completed.
Supremacy Financial	320,000	20%	Founders Completed. Audit Being Developed.
Z Yachts	425,000	20%	Founders Completed. Audit Being Developed.
Pro Travel	-	0	Founders Completed. Audit Being Developed.
Driver Link	-	0	Founders Documents Completed.

Upon completion of the initial consulting and advisory services in connection with the becoming a public company, each of our clients listed in the table below has also engage the services of our subsidiary, Public Company Management Services ("PCMS"), to provide support services relating to continued compliance with securities laws in exchange for a combination of shares and cash fees. The following table describes the amount of fees and stock expected to be recognized by us after completion of the initial consultation period.

Customer	Shares	Monthly Fees

Legacy Communications	750,000	$4,000
Liquigistics	750,000	$4,000
Gourmet Express	375,000	$4,000
Sputnik	375,000	$4,000
Nasutra	750,000	$4,000
Millennium	750,000	$4,000
Magnate Equities	750,000	$4,000
MilFin	750,000	$4,000
Spectrum Apparel	750,000	$4,000
The Glassman	750,000	$4,000
Supremacy Financial	750,000	$4,000
Z Yachts	750,000	$4,000
Pro Travel Network	750,000	$4,000
Driver Link	750,000	$4,000

Item 3.  Controls and Procedures.

Our President and Chief Executive, who also acts as the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made.  Based on that evaluation, our President and Chief Executive Officer has concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report.  No changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

We are a party to various litigation that is normally incident to our business and which, individually and in the aggregate, do not involve claims against us for damages, exclusive of interest and costs, in excess of 10% of the current assets of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains the names, number of shares, dates and consideration paid for common stock by persons who purchased securities in private placements during the period covered by this report.  All such transactions were exempt from registration under the Securities Act under Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, our prior relationship with such persons, the access of such persons to information about us that would have been available in a public offering, and the absence of any public solicitation or advertising.

Purchaser	Number of Shares	Consideration	Date

Victoria Duff	5,000	Services Rendered	3/24/2005
Ron Moss	25,000	Services Rendered	2/22/2005
Dan Schieff	30,000	Services Rendered	2/10/2005

Item 6.  Exhibits.

Exhibit	Description

2.1

Exchange Agreement dated October 1, 2004 between MyOffice, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, previously designated as Exhibit 10.1, filed on October 6, 2004).

2.2

Amended Exchange Agreement dated October 1, 2004 between MyOffice, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, previously designated as Exhibit 10.2, filed on October 13, 2004).

3.1*	Original and Amended Articles of Incorporation of the Company.

3.2*	Bylaws of the Company.

10.1	Public Relations Consulting Agreement dated April 1, 2005 between Meridian Advisors, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.2	Newsletter Distribution Agreement dated February 22, 2005 between Leverage By Design, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 11, 2005).

10.3	Investor Relations Services Agreement dated April 1, 2005 between Ibis Consulting Group, LLC and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.4*	Services Contract dated March 20, 2002 between Terrax, Inc. and the Company.

10.5*	Services Contract dated March 28, 2005 between Driver Link, Inc. and GPT.

10.6*	Services Contract dated March 28, 2005 between Z Yachts, LLC and GPT.

10.7*	Tern Sheet dated March 24, 2005 between White Pacific Securities, Inc. and the GPT.

10.8*	Services Contract dated March 21, 2005 between Supremacy Financial Corp. and GPT.

10.9*	SB-2 Securities Registration Services Contract dated March 18, 2005 between CCGlassco, LLC and GPT.

10.10*	Services Contract dated March 9, 2005 between Magnet Equities Corp. and GPT.

10.11*	Services Contract dated March 11, 2005 between MilFin Inc. and GPT.

10.12*	Services Contract dated March 3, 2005 between Millenium Technology, Inc. and GPT.

10.13*	Services Contract dated January 31, 2005 between Nasutra, LLC and GPT.

10.14*	Services Contract dated December 1, 2004 between Gourment Express, Inc. and GPT.

10.15*	Services Contract dated April 6, 2004 between Liqusistics, Inc. and GPT.

10.16*	Services Contract dated July 21, 2004 between Legacy Communications Corporation and GPT.

10.17*	Services Contract dated April 14, 2005 between Pro Travel Network, Inc. and GPT.

10.18*	Services Contract dated April 8, 2005 between Driver Link, Inc. and GPT.

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

*  Filed Herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
Date: May 18, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: President and Chief Executive Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Executive Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Financial Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Accounting Officer

Exhibit Index

Exhibit	Description

2.1

Exchange Agreement dated October 1, 2004 between MyOffice, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, previously designated as Exhibit 10.1, filed on October 6, 2004).

2.2

Amended Exchange Agreement dated October 1, 2004 between MyOffice, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, previously designated as Exhibit 10.2, filed on October 13, 2004).

3.1*	Original and Amended Articles of Incorporation of the Company.

3.2*	Bylaws of the Company.

10.1	Public Relations Consulting Agreement dated April 1, 2005 between Meridian Advisors, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.2	Newsletter Distribution Agreement dated February 22, 2005 between Leverage By Design, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 11, 2005).

10.3	Investor Relations Services Agreement dated April 1, 2005 between Ibis Consulting Group, LLC and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.4*	Services Contract dated March 20, 2002 between Terrax, Inc. and the Company.

10.5*	Services Contract dated March 28, 2005 between Driver Link, Inc. and GPT.

10.6*	Services Contract dated March 28, 2005 between Z Yachts, LLC and GPT.

10.7*	Tern Sheet dated March 24, 2005 between White Pacific Securities, Inc. and the GPT.

10.8*	Services Contract dated March 21, 2005 between Supremacy Financial Corp. and GPT.

10.9*	SB-2 Securities Registration Services Contract dated March 18, 2005 between CCGlassco, LLC and GPT.

10.10*	Services Contract dated March 9, 2005 between Magnet Equities Corp. and GPT.

10.11*	Services Contract dated March 11, 2005 between MilFin Inc. and GPT.

10.12*	Services Contract dated March 3, 2005 between Millenium Technology, Inc. and GPT.

10.13*	Services Contract dated January 31, 2005 between Nasutra, LLC and GPT.

10.14*	Services Contract dated December 1, 2004 between Gourment Express, Inc. and GPT.

10.15*	Services Contract dated April 6, 2004 between Liqusistics, Inc. and GPT.

10.16*	Services Contract dated July 21, 2004 between Legacy Communications Corporation and GPT.

10.17*	Services Contract dated April 14, 2005 between Pro Travel Network, Inc. and GPT.

10.18*	Services Contract dated April 8, 2005 between Driver Link, Inc. and GPT.

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)