Form 10QSB
period 2005-06-30
PUBLIC CO MANAGEMENT CORP
filed 2005-08-15
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

As of June 30, 2005, there were outstanding 22,312,335 shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PUBLIC COMPANY MANAGEMENT CORPORATION.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

PART I

FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

June 30, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$22,892
Accounts receivable, net	624,360
Notes receivable	250,000
Marketable securities	2,310,512
Other	168,887
Total Current Assets	3,376,651

Furniture and equipment, net of accumulated depreciation of $ 24,711	74,855
Website, net of accumulated amortization of $ 50,935	45,198
Investment in real estate	59,780

TOTAL ASSETS	$3,556,484

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank lines of credit	$83,105
Current portion of installment notes payable	10,141
Accounts payable	174,171
Deferred revenues	839,725
Deferred income tax	484,069
Total Current Liabilities	1,591,211

Long-term portions of installment note payable	40,565

TOTAL LIABILITIES	1,631,776

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,452,336 shares issued and outstanding	22,452
Paid in capital	1,548,147
Retained earnings	354,109

TOTAL STOCKHOLDERS' EQUITY	1,924,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,556,484

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

3- and 9-Month Periods Ended June 30, 2005 and 2004

(Unaudited)

	3 Months Ended June 30,		9 Months Ended June 30
	2005	2004	2005	2004

Revenue	$353,063	$81,646	$1,473,165	$352,656

General and administrative	1,539,320	269,995	2,709,128	669,094
Depreciation and Amortization	13,381	-	30,205	10,136

Total operating expenses	1,552,701	269,995	2,739,333	679,230

Net loss from operations	(1,199,638)	(188,349)	(1,266,168)	(326,574)

Other income and (expense)
Interest expense	(2,516)	(9,721)	(16,207)	(22,693)
Interest income	3,905	-	21,763	8
Realized gain on sale of assets	89,731	-	198,017	-
Realized gain on sale of securities	1,824	37,433	89,977	121,765
Unrealized gain (loss) on holding securities	(182,661)	1,172,294	(208,728)	1,089,495

Total other income and (expense)	(89,717)	1,200,006	84,822	1,188,575

Net income (loss) before income taxes	(1,289,355)	1,011,657	(1,181,346)	862,001

Deferred income tax (benefit)	(238,104)	-	(156,358)	-

NET INCOME (LOSS)	$(1,051,251)	$1,011,657	$(1,024,988)	$862,001

Weighted average shares outstanding	21,263,147	15,731,274	21,158,098	15,731,274

Basic and diluted loss per share	$(.05)	$.06	$(.05)	$.05

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

9-Month Periods Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

Cash Flows Used in Operating Activities
Net income (loss)	$(1,024,988)	$862,001
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,205	10,136
Gain on sale of investments	(198,017)	-
Gain on sale of marketable securities	(89,977)	(121,765)
Unrealized loss (gain) on marketable securities	208,728	(1,089,495)
Stock issued for services	1,292,569	-
Marketable securities issued for services	12,537	17,000
Deferred income tax	(156,358)	-
Changes in:
Marketable securities	(862,879)	(82,690)
Accounts receivable	(405,029)	(1,036,971)
Other current assets	(155,888)
Accounts payable	106,738	9,509
Deferred revenue	611,392	1,175,285

Net Cash Used in Operating Activities	(630,967)	(256,990)

Cash Flows Provided by Investing Activities
Proceeds from sale of marketable securities	240,799	136,939
Proceeds from sale of investment	443,017	-
Purchase of furniture, equipment and website	(13,979)	(9,192)
Purchase of marketable securities	(11,530)	-
Purchase of investment property	(5,000)

Net Cash Provided by Investing Activities	653,307	127,747

Cash Flows (Used) by Financing Activities
Net change in bank line of credit	(888)	(22,946)
Payments on installment notes payable	(158,832)	-
Sale of common stock	6,763	149,155

Net Cash Provided (Used) by Financing Activities	(152,957)	126,209

Net decrease in cash	(130,617)	(3,034)

Cash at beginning of period	153,509	12,759

Cash at end of period	$22,892	$9,725

Cash paid during the year for:
Interest	$16,207	$22,693
Income taxes	$0	$0

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 8-K/A filed with the SEC on February 15, 2005.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the Form 8-K/A filed with the SEC on February 15, 2005, have been omitted.

NOTE 2 - CHANGE IN REVENUE RECOGNITION POLICY

Effective with the second quarter ended March 31, 2005, Public Company Management Corporation elected to modify its policy for revenue recognition for its initial contracts to take companies public.  The original policy, which applied to the periods ended September 30, 2004 and December 31, 2003, recognized 20% after the performance of services related to assistance with private placement memorandums (phase I), 40% after the filing and successful SEC clearance of an SEC registration statement (phase II) and 40% after OTCBB exchange trading begins.  The new policy, effective March 31, 2005, split out phase I between the private (founders) money raising round and the initial preparation (but not including the SEC clearance portion) of the registration statement with an estimated 20% of the total effort spent on each, since each of these new four phases is clearly distinct from the others, the clients receive clear and separable benefits from each phase, and any of the phases could be separately done by other consultants if necessary.  Phase II is reduced to include only the SEC clearance portion.  The estimated total hours required to perform all functions remains the same, so the percentage of revenue to recognize each of Phases Ia, Ib, II and III is adjusted to 20%, 20%, 25% and 35%, based on estimated hours to perform each phase.  This modification resulted in an additional $602,135 in revenue recorded in the quarter ended March 31, 2005 because of the initial founders fundraising round consulting efforts on nine new clients signed during this quarter.  See "Management's Discussion and Analysis or Plan of Operations" for a listing of new and existing clients.

Management feels that the policy revisions properly reflect new information available from their actual experiences with the several recent customer additions, making it more accurate for revenue recognition purposes.

This change has no effect on any periods ended December 31, 2004 or prior.

NOTE 3 - CLIENT CONTRACTS IN PROGRESS

Public Company Management Corporation, through its subsidiary GoPublicToday.com, Inc., has executed twenty-two contracts with clients, to assist them in going public, with aggregate values in stock and cash (based on Note 2 above) totaling $6,809,000, including seventeen contracts totaling $5,514,000 executed during the nine months ending June 30, 2005.  Revenue of $1,351,800 has been recognized for all periods through June 30, 2005, with the balance of $5,457,200 in contract revenue to be recognized in future periods.

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

In February 2005, 60,000 shares were issued for services rendered and valued at their fair value of $.85 per share.  During April - June 2005, 847,501 shares were issued for services and valued at their fair values of $1.10 - $1.30 per share, or $1,033,666.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.  Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, our limited history of operations, availability of additional capital necessary to execute our plan of operations, the volatility of the over-the-counter bulletin board market and the effect of such volatility on the value of the marketable securities we receive for our services, and changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States.

Background

On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an exchange Agreement (the "Agreement") with the certain controlling shareholders of GoPublicToday.com, a Nevada corporation ("GPT"), Pubco White Papers, Inc., a Nevada corporation ("PWP"), Nevada Fund, a Nevada corporation ("NF"), and Public Company Management Services, Inc., a Nevada corporation ("PCMS").  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued shares of MyOffiz's common stock.  MyOffiz subsequently obtained 100% of GPT and PWP, changed its fiscal year to end on September 30, and changed its name to Public Company Management Corporation.

The term "we" and "our" refers to Public Company Management Corporation, GPT, PWP, NF, and PCMS unless otherwise stated.

Description of Company

We are a management, education and consulting firm that helps small businesses create long-term value for their companies, shareholder and partners by participating in public capital markets.  We actively work with private companies seeking to be publicly traded and facilitate the process for our clients to convert from a private company to a public company and maintain their public status once converted.  The services the Company provides are primarily offered to private and small public companies that:

○

Are development state or early stage companies having a business plan with a definable profitable growth path within three to five years;

○

Operate in established markets or market segments that have a reasonable probablility of marketing success;

○

Support favorable financial expectations regarding one's return on investment; and

○

Have an experienced management team.

We provide these services through four subsidiary companies:

○

GoPublicToday.com, Inc., incorporated in Nevada on May 26, 2000;

○

Pubco WhitePapers, Inc., incorporated in Nevada on July 22, 2003;

○

Public Company Management Services, Inc. (PCMS), incorporated in Nevada on July 16, 2004. Prior to that date, PCMS was operated as a sole proprietorship by its founder Stephen Brock; and

○

Nevada Fund, incorporated in Nevada on August 20, 1998.

These subsidiary companies each engage in a distinct separate lines of business to collectively provide services to clients of the Company as follow:

GoPublicToday.com ("GPT")

GPT offers a full spectrum of financial advisory services to both emerging companies and established entities.  GPT also provides significant management assistance services in the areas of financial oversight, strategic growth planning, legal and financial consulting and other services in support of the clients' management team.  GPT is a Nevada state registered investment adviser and, in addition, provides assistance in the registration of securities for small businesses through the SB-2 process and obtaining OTCBB listing of such securities.

In certain instances, GPT may contract with M & A Capital Advisers, LLC ("M & A Capital"), a licensed broker-dealer, to assist the clients in their efforts to raise money through an offering pursuant to Regulation D of the Securities Act.  Stephen Brock, the Registrant's President, sole director and controlling stockholder, is the majority owner of M&A Capital.

PubCo White Papers, Inc. ("PWP")

PWP offers white papers addressing critical financial industry and regulatory issues and questions facing private companies looking to go public.  The white papers address a wide range of topics including OTCBB or Pink Sheets, regulatory, strategic planning and financing issues that impact the market.  PWP also markets the products and services provided by the other Subsidiaries. PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination for clients to obtain the information companies need to go public, stay public, and access the funding that they need to reach their potential

Public Company Management Services, Inc. ("PCMS")

PCMS provides a suite of professional compliance and corporate governance services to companies trading on the OTCBB and Pink Sheets, private companies and other market participants.  PCMS's services are designed with small companies in mind and geared towards ensuring that their clients are in compliance with all appropriate rules and regulations pertaining to public companies, such as:

○

Sarbanes-Oxley Readiness Services;

○

Corporate Governance Assessment;

○

Regulatory Risks (PATRIOT, HIPAA, SAS 70, GLB);

○

Human Resource Compliance; and

○

Federal and State Securities Regulations

Nevada Fund ("NF")

NF historically served as a vehicle for the acquisition of debt or equity in various public companies in exchange for cash.  It now acts as a holding company for certain marketable securities and serves as a consultant firm.

Competitive Conditions

We compete with a large number of consulting firms, investment banks, merchant banks, financial advisors, and other companies that offer similar services.  Many of our competitors have greater financial and management resources and some have greater market recognition than we do.  We compete by providing superior service to our clients through the experience and knowledge of our management personnel, the quality of our analysis and decision-making processes, and our flexible fee structures.  We believe that we occupy a unique niche relating to privately-held companies seeking access to the public equity markets that is substantially underserved.

Results of Operations for the Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004.

Our revenue increased $1,120,509, to $1,473,165 for the nine months ended June 30, 2005 from $352,656 for the nine months ended June 30, 2004.  This increase was primarily the result of the addition of seventeen (17) contracts to assist clients during fiscal 2005.

Selling, general and administrative expenses increased $2,040,034, to $2,709,128 for the nine months ended June 30, 2005 from $669,094 for the nine months ended June 30, 2004.  The increase in selling, general and administrative expenses is primarily the result of recognition of compensation expense of $1,292,569 relating to the issuance of stock to our employees and consultants for compensation.  In addition, we incurred a $139,639 increase in legal fees and expenses, a $118,455 increase in accounting fees and expenses, non-recurring expenses of $7,500 relating to our annual meeting of stockholders, a $110,163 increase in marketing and advertising expenses, and a $631,776 increase in compensation and expenses related to operations and administrative activities.

 The compensation expense included $1,033,061 paid by the issuance of 847,501 shares in the third quarter, comprised of restricted shares and free trading shares, a portion of which were registered under the filing of a Form S-8.  A significant portion of the expense incurred in the referenced periods were for annual contract periods, requiring full payment in advance, and other Consulting contracts may have expired or may not be ongoing in future periods. The shares were issued to promote the interests of the Company and its shareholders by attracting and retaining Consultants capable of furthering the success of the Company by aligning their economic interests more closely with those of the Company's shareholders, and by paying a portion of their consulting fees in the form of shares of the Company's common stock, par value one tenth of one cent ($0.001) per share. The Consultants assisted the Company with services relating to business administration, business development, corporate document preparation, corporate filings, corporate relations, corporate compliance management, accounting and bookkeeping, technical writing and virtual network administration.  In addition, control stock was issued to the Company's CEO as a bonus for the fourteen new clients the Company engaged since January 1, 2005.

Depreciation and amortization expenses increased $28,419 to $38,555 for the nine months ended June 30, 2005 from $10,136 for the nine months ended June 30, 2004, primarily as a result of increases in capitalized equipment during the interim period.

Other Income decreased $1,103,753 to income of $84,822 for the nine months ended June 30, 2005 from an income of $1,188,575 for the nine months ended June 30, 2004.  Other income during the nine months ended June 30, 2005 primarily consisted of $198,017 in realized gains on the sale of assets and $89,977 in realized gain on sale of securities, which were partially offset by $208,728 in unrealized loss on securities.

Other income partially offset losses from operations and Net Income decreased $1,886,989 to a net loss of $1,024,988 for the nine months ended June 30, 2005 from net income of $862,001 for the nine months ended June 30, 2004.

Liquidity and Capital Resources

During the nine months ended June 30, 2005, we consumed cash in the amount of $130,617; consisting of $630,967 used in operations and $152,957 used in financing activities, which were offset in part by $653,307 cash provided by investing activities.  As of June 30, 2005, we had net working capital of $1,785,440, consisting of $2,333,404 in cash and marketable securities, $874,360 in accounts and notes receivable (net of allowance for uncollectability) and $1,591,211 in current liabilities.  We do not anticipate any requirement for additional working capital in the next 12 months

Current Contract Status

We continue to aggressively market our services to small and emerging businesses.  Upon completion of the initial consulting and advisory services provided by our subsidiary GPT in connection with becoming a public company, each of our clients has also engaged the services of our subsidiary, PCMS, to provide support services relating to continued compliance with securities laws in exchange for a combination of shares and cash fees for one year following commencement of trading.  The following table describes the client contracts currently in progress:

	Consulting Contracts For Public Offering In Progress			Contracts for Compliance Pending Commencement
Client	Initial Contract Value (incl. Value of Shares Issued)	Revenues Recognized Prior to 9/30/04	Revenues Recognized in 9 Months ended 6/30/05	Shares to be Issued	12 Month Contract Value
Cancelled Contracts	45,000	35,000
Redhead Transport	$125,000	$25,000	$0
Belltower Group	200,000	40,000	0
Liquigistics	175,000	35,000	0	750,000	$48,000
Alaskan Products	175,000	35,000	0	750,000	48,000
Legacy Communications	575,000	115,000	0	750,000	48,000
Gourmet Express	325,000	0	65,000	375,000	24,000
Sputnik	124,000	0	24,800	750,000	48,000
Nasutra	575,000	0	115,000	750,000	48,000
Terrax	115,000	0	115,000	750,000	48,000
Millenium	395,000	0	79,000	750,000	48,000
Magnate Equities	325,000	0	65,000	750,000	48,000
Milfin	320,000	0	64,000	750,000	48,000
Spectrum Apparel	325,000	0	65,000	750,000	48,000
The Glassman	325,000	0	65,000	750,000	48,000
Supremacy Financial	320,000	0	64,000	750,000	48,000
Z Yachts	425,000	0	85,000	750,000	48,000
Driver Link	325,000	0	65,000	750,000	48,000
Pro Travel	325,000	0	65,000	750,000	48,000
FLC Properties	325,000	0	65,000	750,000	48,000
Systems Annex	325,000	0	65,000	750,000	48,000
Exousia	325,000	0	0	750,000	48,000
Sports Dimensions	325,000	0	0	750,000	$48,000
TOTAL	$6,809,000	$285,000	$1,066,800

Item 3.  Controls and Procedures.

Our President and Chief Executive, who also acts as our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made during such period.  Based on that evaluation, our President and Chief Executive Officer has concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report, except that several significant adjustments were required by our auditors prior to issuance.  No changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains the names, number of shares, dates and consideration paid for common stock by persons who purchased securities in private placements during the period covered by this report.  All such transactions were exempt from registration under the Securities Act under Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, the relationship between such persons and the Company, the access of such persons to information about the Company that would have been available in a public offering, and the absence of any public solicitation or advertising.

Purchaser	Number of Shares	Consideration	Date
Victoria Duff	5,000	Services Rendered	4/12/2005
Meridian Advisors	300,000	Services Rendered	5/25/2005
IBIS Consulting Group	50,000	Services Rendered	4/12/2005
Phoenix IR Associates	2,500	Services Rendered	5/05/2005
Brad Smith	50,000	Services Rendered	5/05/2005

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 14, 2005, at which the stockholders re-elected Stephen Brock as our sole director, approved the issuance of stock to our President and sole director for services rendered, approved the adoption of the 2005 Stock Option Plan and ratified the appointment of Malone & Bailey, LLP as our independent auditors.  The vote of the stockholders on each matter was:

	Number of Shares
Matter	For	Against	Withheld or Abstained	Broker Non-votes

Election of Stephen Brock	15,896,650	N/A	-0-	-0-
Issuance of 500,000 shares to Stephen Brock	15,896,650	-0-	-0-	-0-
Adoption of 2005 Stock Option Plan	15,896,650	-0-	-0-	-0-
Ratification of Malone & Bailey LP	15,896,650	-0-	-0-	-0-

Item 6.  Exhibits.

Exhibit	Description

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

3.1	Original and Amended Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

4.1	2005 Stock Award Plan I (incorporated herein by reference as contained in Form S-8, File # 000-50098, filed on June 20, 2005).

4.2	2005 Non-Employee and Consultants Retainer Stock Plan, dated June 20, 2005 (incorporated herein by reference in Form S-8, File #000-50098, filed on July 1, 2005)

10.1	Services Contract dated June 29, 2005 between GPT and Exousia, Corp. (incorporated herein by reference as contained in Form 8-K, filed on July 8, 2005).

10.2	Services Contract dated June 30, 2005 between GPT and Sports Dimensions, Inc. (incorporated herein by reference as contained in Form 8-K, filed on July8, 2005).

10.3	Services Contract dated May 23, 2005 between GPT and Systems Annex (incorporated herein by reference as contained in Form 8-K, filed on June 3, 2005).

10.4	Services Contract dated May 19, 2005 between GPT and FLC Properties (incorporated herein by reference as contained in Form 8-K, filed on May 31, 2005).

10.5	Public Relations Consulting Agreement dated April 1, 2005 between Meridian Advisors, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.6	Newsletter Distribution Agreement dated February 22, 2005 between Leverage By Design, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 11, 2005).

10.7	Investor Relations Services Agreement dated April 1, 2005 between Ibis Consulting Group, LLC and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.8	Services Contract dated March 20, 2002 between Terrax, Inc. and the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.9	Services Contract dated March 28, 2005 between Driver Link, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.10	Services Contract dated March 28, 2005 between Z Yachts, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.11	Tern Sheet dated March 24, 2005 between White Pacific Securities, Inc. and the GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.12	Services Contract dated March 21, 2005 between Supremacy Financial Corp. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.13	SB-2 Securities Registration Services Contract dated March 18, 2005 between CCGlassco, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.14

Services Contract dated March 9, 2005 between Magnate Equities Corp. (formerly known as Discover Management Corp.) and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.15	Services Contract dated March 11, 2005 between MilFin Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.16	Services Contract dated March 3, 2005 between Millenium Technology, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.17*	Services Contract dated March 18, 2005 between Spectrum Apparel and GPT.

10.18	Services Contract dated January 31, 2005 between Nasutra, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.19	Services Contract dated December 1, 2004 between Gourmet Express, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.20	Services Contract dated April 6, 2004 between Liqigistics, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.21	Services Contract dated July 21, 2004 between Legacy Communications Corporation and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.22*	Services Contract dated January 7, 2004 between Redhead Transport and GPT.

10.23*	Services Contract dated February 27, 2004 between Belltower Group and GPT.

10.24*	Services Contract dated December 24, 2004 between Sputnik and GPT.

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

  *As Filed Herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
Date: August 15, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: President and Chief Executive Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Executive Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Financial Officer

By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Accounting Officer