Form 10KSB
period 2005-09-30
PUBLIC CO MANAGEMENT CORP
filed 2005-12-29
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

[   ]

Transition report under  Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ____________

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION (Name of Small Business Issuer in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	88-0493734 (IRS Employer Identification No.)

5770 El Camino Road Las Vegas, NV (Address of Principal Executive Offices)	89118 (Zip Code)

(702) 222-9076 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The issuer's revenue for its most recent fiscal year was $1,422,535.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,763,017 as of November 11, 2005.

As of November 11, 2005, there were outstanding 22,633,171 shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PUBLIC COMPANY MANAGEMENT CORPORATION

TABLE OF CONTENTS

PART I.

Page

Item 1.    Description of Business

3

Item 2.    Description of Property

8

Item 3.    Legal Proceedings

8

Item 4.    Submission of Matters to a Vote of Security Holders

8

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters

8

Item 6.    Management's Discussion and Analysis or Plan of Operation

9

Item 7.    Financial Statements

12

Report of Independent Registered Public Accounting Firm

12

Consolidated Balance Sheet as of September 30, 2005

13

Consolidated Statements of Operations for the Year Ended September 30, 2005

and Nine Months Ended September 30, 2004

14

Consolidated Statements of Cash Flows for the Year Ended September 30, 2005

and Nine Months Ended September 30, 2004

15

Statements of Stockholders' Equity for the Years Ended September 30, 2005

and September, 2004

16

Notes to Consolidated Financial Statements

17

Item 8.    Changes in and Disagreements with Accountants on Accounting and

Financial Disclosures

22

Item 8A.  Controls and Procedures

22

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 17(A) of the Exchange Act

23

Item 10.  Executive Compensation

25

Item 11.  Security Ownership of Management and Certain Security Holders

25

Item 12.  Certain Relationships and Related Transactions

25

Item 13. Exhibits

26

Item 14.  Principal Accountant Fees and Services

30

PART I.

Item 1.

Description of Business

Overview

Public Company Management Corporation ("PCMC"), a Nevada corporation, was formed on October 26, 2000.  On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an exchange Agreement (the "Agreement") with the certain controlling shareholders of GoPublicToday.com, ("GPT"), Pubco White Papers, Inc., ("PWP"), Nevada Fund, ("NF"), and Public Company Management Services, Inc. ("PCMS").  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz's common stock.  Subsequent to the Agreement, MyOffiz obtained 100% of GPT and PWP, changed its fiscal year end from June 30, to September 30, and changed its name to Public Company Management Corporation.

PCMC is the holding company for, and conducts operations through its subsidiary companies, GPT, PWP, NF, and PCMS.  The term "we" and "our" refers to Public Company Management Corporation, and its subsidiaries unless otherwise stated.

Description of Business

We are primarily engaged in education and consulting services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets.  We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them; provide consulting services and advice relating to the registration of securities for self distributions, and provide consulting services and advice relating to compliance with the federal securities laws and corporate governance.  In addition, we created the PCMC Bulletin Board 30 Index (TM), a comprehensive tracking index of Over-The-Counter Bulletin Board ("OTCBB") stocks to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

Our clients consist primarily of growing, small-to-middle market private companies that:

○

Have a business plan showing a potential for profitable operation and above normal growth within three to five years;

○

Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product/service delivery.

○

Support favorable financial expectations regarding return on investment; and

○

Have an experienced management team that owns a significant portion of current equity.

We provide our services through three subsidiary companies:

PubCo White Papers, Inc. ("PWP") prepares and publishes white papers addressing critical financial, industry and regulatory issues and questions of interest to private companies considering the pros and cons of seeking public equity.  The white papers published by PWP address a wide range of topics including the OTCBB and Pink Sheet markets, regulatory compliance requirements, strategic planning, liquidity, and financing matters.  PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination for the owners of private companies to obtain the information they need to decide whether to go public, maintain compliance with corporate and securities laws, and access the funding that they need to reach their goals.

GoPublicToday.com, Inc. ("GPT") provides significant consulting services, advice and management assistance in connection with the registration of securities for self-distribution and admission of securities to trading on the OTCBB or other securities markets.  Services provided by GPT include:

o

    advice regarding debt and equity structure of the client;

o

    business plan preparation;

o

    consulting services and advice relating to private placement of securities under state and federal securities laws;

o

    SIC Code peer group development;

o

    liaison with independent public accountants to conduct audits;

o

    liaison with counsel regarding corporate and securities matters;

o

    consulting services and advice relating to filing registration statements with the SEC and state blue sky filings for self-distributions;

o

    identification of brokerage firms to serve as market makers;

o

    consulting services and advice regarding NASD requirements for OTCBB listing; and

o

    EDGAR submissions with the SEC.

Public Company Management Services, Inc. ("PCMS") provides consulting services and advice relating to compliance with federal and state securities and corporate governance regulations to companies trading on the OTCBB and Pink Sheet markets, private companies and other market participants.  PCMS's services are designed with small companies in mind and geared towards assisting its clients to comply with all appropriate rules and regulations pertaining to public companies, such as

○

Section 13 or 15 of the Securities Exchange Act of 1934;

○

Preparation for compliance with the Sarbanes-Oxley requirements;

○

Preparation for compliance with Corporate Governance Assessment;

○

Identification of Regulatory Risks (PATRIOT, HIPAA, SAS 70, GLB);

○

Human Resource Compliance; and

○

Federal and State Securities Regulations

We market our services primarily through direct mail and e-mail to potential clients, internet advertisement, through the PWP website, and various educational communications designed to promote the availability of public equity markets to companies with very small capitalization.  We created the PCMC Bulletin Board 30 Index™ (the "OTC Index") in July 2005 to promote greater awareness and familiarity with the Over-The-Counter Bulletin Board market ("OTCBB"), the primary market for small issuers, and to increase our exposure as a provider of services to the micro-cap market.  We anticipate that the OTC Index will serve to educate greater numbers of investors about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch into the mainstream exchanges.  The PCMC Bulleting Board 30 Index™ consists of 30 stocks that are selected based on: (1) three month average trade volume; (2) market capitalization; (3) historical stock price; (4) shares outstanding; (5) estimated float; (6) sales; (7) operating history; and (8) industry/sector diversity.  The PCMC Bulletin Board 30 Index™ is the only measurement of performance of stocks traded exclusively in the OTCBB.

We receive payment for our services in the form of cash and restricted securities issued by our clients.  Each contract requires the payment of approximately $70,000 in cash and approximately 500,000 shares of restricted securities.  We recognize earnings over the life of each contract as certain milestones are accomplished, based primarily on the amount of time and expense it is estimated to complete such milestones.  These milestones include the completion of documents for an initial private placement, the filing of a registration statement for a self-distribution, the effective registration of securities by the SEC, and the admission of the client's securities to trading on the OTCBB.

Once a client has registered securities with the United States Securities and Exchange Commission and has commenced trading on the OTCBB, they are required to pay a continuing consultation fee of approximately $48,000 in cash, payable $4,000 per month, and approximately 750,000 additional shares of restricted securities.  All shares of stock are issuable upon commencement of the compliance contract and cash payments are due each month during the term of the agreement.  We intend to hold all restricted securities issued by our clients until such time as they can be sold or distributed by us pursuant to an effective registration statement or an exemption from registration.

Competitive Conditions

We compete with a large number of consulting firms, investment banks, merchant banks, financial advisors, and other companies that offer similar services.  Many of our competitors have greater financial and management resources and some have greater market recognition than we do.  We compete by targeting an underserved market and providing superior service to our clients through the experience and knowledge of our management personnel, the quality of our analysis and decision-making processes, and our flexible fee structures.  We believe that we occupy a unique niche relating to privately held companies seeking access to the public equity markets that is substantially underserved.

Risk Factors

Our business is subject to a number of risks that could adversely affect our results of operations or financial condition.  Set forth below is a summary of certain risks we have identified.  Our stockholders should carefully consider these risks and their effect on our business.

A significant portion of our revenue and earnings consists of securities that are not freely transferable.  Our business operations consist primarily of providing consulting services and advice to small private companies that seek to have access to the public equity market through the OTCBB or Pink Sheets and we receive a significant portion of our compensation in unregistered securities issued by these companies.  There is no assurance that a market will develop for these securities or, if one does develop, that it would be characterized by liquidity and stability.  In addition, such securities are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 and are not freely transferable without registration or an exemption from registration.  We may be unable to sell or distribute such securities at the times we would like if at all.

A significant portion of our assets consists of stock issued by small, unproven issuers.  Our clients are primarily small companies and are subject to all of the risks of small businesses.  They frequently depend on the management talents and efforts of one person or a small group of persons for their success, and the death, disability or resignation of one or more of these persons could have a material adverse impact on such companies.  In addition, small businesses often have narrower product lines and smaller market shares than their competition.  Such companies may also experience substantial variations in operating results.  These companies may be more vulnerable to customer preferences, market conditions or economic downturns.  We rely on the diligence of our management team to obtain information in connection with our engagement decisions but cannot eliminate the risk that our clients may be unable to pay our fees or that the securities we receive may have no value when they are freely transferable.

Registration of securities is subject to delays and other factors that are beyond our control.  Our services relate primarily to advice and consulting relating to the registration of securities for self-distribution by our clients and admission of our client's securities to trading on a public market and our revenue is contingent upon these events.  Registration of securities is subject to review and approval by the United States Securities and Exchange Commission and admission to trading on the OTCBB is subject to review and approval by the National Association of Securities Dealers.  Such review and approval may result in delays that could adversely affect the recognition of revenue relating our consulting agreements.

Valuation of privately held securities is subject to uncertainty.  The securities we receive are valued using a fair value determination made in good faith in accordance with our established guidelines.  Initially, the fair value of each such security is based contemporaneous third party private sales of the security.  Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value may differ significantly from the values that would exist if a ready market for these securities existed.

We depend on the personal efforts of our Chief Executive Officer.  Our success depends upon the personal efforts of Mr. Stephen Brock, our Chief Executive Officer, President, Secretary, Treasurer, and sole Director of the Company.  If we lose the services of Mr. Brock, such lost could have a material adverse effect on our business and the results of operations and/or financial condition.  In addition, the absence of Mr. Brock will force us to seek a replacement who may have less experience or who may not understand our business as well as Mr. Brock, or we may not be able to find a suitable replacement.

We may be required to register as an Investment Company under the Investment Company Act of 1940.  We believe that we are primarily engaged in the business of providing consulting services and that the ownership of securities is an incidental result of our business operations.  However, as a result of our fee structures, a substantial part of our assets may be deemed to consist of, or a substantial part of our income may be deemed to arise from, investment securities.  If the United States Securities and Exchange Commission ("SEC") determines that we meet the definition of an investment company, we may be required to register under the Investment Company Act 1940 (the "1940 Act") and would become subject to substantial restrictions on the issuance of more than one class of debt or equity, the issuance of options and warrants, transactions between us and our directors or controlling stockholders and other limitations on the way we would be able to conduct our business.  There can be no assurance that the SEC will not require us to register under the 1940 Act, or, if required to do so, that we will be able to complete such registration process in a timely manner, if at all, or at a reasonable cost.

Our Sole Officer and Sole Director and majority stockholder can exercise control over us.   Mr. Stephen Brock is our President, Chief Executive Officer, Treasurer, Secretary and sole director and owns more than 72 % of our outstanding stock.  We do not have an independent member of our board of directors elected by the stockholders.  Mr. Brock's interests may conflict with or be adverse to the interests of our other stockholders.  However, since Mr. Brock owns more than a majority of all issued and outstanding shares of our stock, the other stockholders will not be able to remove or replace Mr. Brock, elect directors or officers, or cause us to engage in any transactions without his consent even if they believe that it is in our best interests to do so.

Employees

As of September 30, 2005, we had one full time and no part time employees.  Our one full time employee, Stephen Brock, serves as our Chief Executive Officer and Chief Financial Officer.  We utilize independent contractors to perform all operational, technical and administrative functions.  We believe that our relationship with our independent contractors is good and that other independent contractors are available at reasonable costs to provide these services if necessary.

Item 2.

Description of Property

Our executive office is located at 5770 El Camino Road, Las Vegas, Nevada 89118, consisting of 1,500 square feet in the home of our President and Chief Executive Officer.  We do not have a lease and we do not pay any rent for the use of these facilities.  We believe that we will continue to occupy this space rent free as long as Mr. Brock is our President and Chief Executive Officer.

Item 3.

Legal Proceedings

We are a party to various litigation that is normally incident to our business and which, individually and in the aggregate, do not involve claims against us for damages, exclusive of interest and costs, in excess of 10% of the current assets of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2005.

PART II.

Item 5.

Market For Common Equity, Related Stockholder Matters and Sales of Unregistered Securities.

Our Common Stock, $.001 par value per share, became listed on the Over-The-Counter Bulletin Board ("OTCBB") on September 29, 2004 under the symbol "PUBC".  The following table sets forth the high and low bid prices for our common stock from October 1, 2004 through September 30, 2005 as reported by the National Association of Securities Dealers, Inc.  Price quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

FISCAL 2005	High	Low

First Quarter	$1.01	$0.05
Second Quarter	$1.35	$0.33
Third Quarter	$1.95	$0.90
Fourth Quarter	$1.95	$0.94

As of September 30, 2005, there were 62 holders of record of our Common Stock, $.001 par value per share.  We have not paid any cash dividends on our Common Stock, $.001 par value per share, since our inception and do not anticipate paying dividends in the future.

We have a number of equity compensation plans relating to our contractors that provide for the payment of shares of our common stock based on future services to be provided by such contractors.  Such plans do not provide for a specific number of shares to be issued in the future because the number of shares will depend, in each case, upon whether such contractors are engaged to perform services in the future.  None of such plans have been approved by our security holders.  The following table contains information relating to other compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	n/a	-0-
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	-0-	n/a	-0-

Securities were issued to independent contractors and employees for services rendered during the most recent fiscal year.  These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipient, the access of such persons to information about us that would have been available in a public offering, and the absence of any public solicitation or advertising.

Fiscal Year 2005	Number of Shares

December 2004	1,155,376
March 2005	60,000
June 2005	407,500
September 2005	65,832

Item 6.

Management's Discussion and Analysis or Plan of Operation.

The following discussion may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate", "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Our operations involve a number of risks and uncertainties, including those described in the Description of the Business of this Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission.  Therefore, these types of statements may prove to be incorrect.

The following discussion of the consolidated financial condition and results of operations of Public Company Management Corporation for the nine months ended September 30, 2004 and fiscal year ended September 30, 2005.  Revenues and expenses for the period ended September 30, 2004 relate to a year consisting of nine months and are not necessarily comparable to same information for the year ended September 30, 2005.  It should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB.

Results of Operations For The Partial Year Ended September 30, 2004 Compared to the Year Ended September 30, 2005 ("Fiscal 2005").

Our revenue decreased $667,384 to $1,422,535 for Fiscal 2005 from $ 2,089,919 for the nine months ended September 30, 2004.  This decrease was primarily due to a change in the revenue recognition policies which delayed revenue under consulting contracts during Fiscal 2005 until the completion of certain activity relating to registration of securities.

Selling, general and administrative expenses increased $3,079,356 to $3,769,258 for Fiscal 2005 from $689,902 for the nine months ended September 2004.  We incurred a $424,780 increase in legal fees and expenses, a $277,817 increase in accounting fees and expenses, non-recurring expenses of $8,056 relating our annual meeting of stockholders, a $912,736 increase in marketing and advertising, and a $1,521,187 increase in compensation and expenses related to operations and administrative activities.  A major portion of the increase in selling, general and administrative expenses reflects compensation expense of $1,698,526 resulting from the issuance of 1,554,544 shares of stock to our employees, independent contractors and consultants and a 850,000 share bonus to our sole officer and sole director.

Bad debt expense increased $108,500 in Fiscal 2005 as a result of management determining that certain cash and stock receivables may be uncollectible.

Depreciation and amortization expenses increased $18,258 to $51,624 for Fiscal 2005 from $33,366 for the nine months ended September 30, 2004, primarily as a result of differences resulting from only having nine months of depreciation in Fiscal 2004 and on equipment placed into service during Fisal 2005.

Other Income decreased $ 958,472 to a loss of $435,644 for Fiscal 2005 from an income of $522,828 for the nine months ended September 2004.  Other income and expenses during Fiscal 2005 primarily consisted of $198,017 in realized gains on the sale of investment in real estate and $26,028 in realized gain on sale of trading securities, which were offset by $654,123 in unrealized loss on trading securities.

The change in revenue recognition, losses in other income and from operation resulted in a decrease in Net Income of $3,551,116 to a net loss of $2,302,064 for Fiscal 2005 from net income of $1,249,052 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

During Fiscal 2005, we consumed net cash in the amount of $113,448; consisting of $814,439 used in operations and $95,978 used in financing activities, which was offset in part by $796,969 cash provided by investing activities.  Cash used in investing activities consists of an increase of $84,200 in notes payable and $6,698 from the sale of capital stock, which was offset by $178,567 in payments made on bank lines and installment notes.  Proceeds from the sale of marketable securities and an investment in real estate generated a total of $816,199 in cash from investing activities that were applied primarily to the cash consumed by operations and financing activities.

As of September 30, 2005, we had negative net working capital of $1,039,893; consisting of $759,294 in cash and marketable securities, $74,902 in accounts and notes receivable (net of allowance for uncollectability) and $1,874,089 in current liabilities.

As of September 30, 2005, we had lines of credit totaling $85,000, of which $80,476 was borrowed.  In the past, from time-to-time, Mr. Brock has provided personal capital funding to the company and has expressed his intent to continue to support operations with additional funds in the event other outside funding sources, cash from operations or sales of marketable securities do not provided sufficient funds during the next twelve (12) months.

We continue to aggressively market our services to small and emerging businesses.  We have signed contracts with 25 clients, of which 20 were signed in Fiscal 2005, to provide consulting and advisory services in connection with becoming a public company and compliance with the requirements of securities laws.  Although we receive payment under such contracts early in the contract term, earnings under such contracts are recognized as certain milestones are completed.  As a result, each contract may have a material impact on future income as the services are provided and the payments received are recognized as income.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance and acceptance of the services provided.  The services provided sometimes take several months.  Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy based on the estimated number of hours involved in providing consulting services relating to: (i) initial due diligence (20%), (ii) preparation and filing of a registration statement with the SEC (20%), (iii) effectiveness of a registration statement (25%) and (iv) qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).  Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

Valuation of marketable securities.  Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those securities at each period-end.  Accordingly, net realized and unrealized gains and losses on trading securities are included in net income.

Valuation of non-marketable securities.  Non-marketable securities are not traded on a public exchange and therefore do not have a readily determinable fair value.  Management estimates the value of non-marketable securities based on contemporaneous third party private sales.

Item 7.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  Public Company Management Corporation

  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Public Company Management Corporation (PCMC) as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004.  These financial statements are the responsibility of PCMC's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMC as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

December 28, 2005

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

September 30, 2005

ASSETS

Current Assets
Cash	$40,061
Accounts receivable, net of $45,000 allowance for doubtful accounts	11,981
Notes receivable	56,500
Marketable securities	719,233
Other assets	6,421
Total Current Assets	834,196

Stock receivable, net of $45,000 allowance for doubtful accounts	394,975
Non-marketable securities	1,623,552
Furniture and equipment, net of accumulated depreciation of $29,769	69,797
Website, net of accumulated amortization of $58,946	37,187

TOTAL ASSETS	$2,959,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$213,198
Current portion of installment notes payable	16,015
Bank lines of credit	80,476
Notes payable	84,200
Deferred revenues	1,480,200
Total Current Liabilities	1,874,089

Long-term portions of installment note payable	32,029

TOTAL LIABILITIES	1,906,118

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,553,171 shares issued and outstanding	22,553
Paid in capital	1,954,003
Accumulated deficit	(922,967)

TOTAL STOCKHOLDERS' EQUITY	1,053,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,959,707

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended September 30, 2005 and

the Nine-Month Period Ended September 30, 2004

	2005	2004

Revenue	$1,422,535	$2,089,919

General and administrative	3,769,258	689,902
Bad debt expense	108,500	-
Depreciation and amortization	51,624	33,366

Total operating expenses	3,929,382	723,268

Net (loss) income from operations	(2,506,847)	1,366,651

Other income and (expense)
Interest expense	(19,983)	(13,819)
Interest income	14,417	13,401
Realized gain on sale of real estate and other assets	198,017	929
Realized gain on sale of marketable securities	26,028	146,588
Unrealized gain (loss) on marketable securities	(654,123)	375,729

Total other income (expense)	(435,644)	522,828

(Loss) income before income taxes	(2,942,491)	1,889,479

Deferred income tax (benefit)	(640,427)	640,427

NET (LOSS) INCOME	$(2,302,064)	$1,249,052

Weighted average shares outstanding	21,516,399	15,731,274

Basic and diluted loss per share	$(.11)	$.08

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Year Ended September 30, 2005 and

the Nine-Month Period Ended September 30, 2004

	2005	2004

Cash Flows Used in Operating Activities
Net (loss) income	$(2,302,064)	$1,249,052
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	51,624	33,366
Bad debt expense	108,500	-
Gain on sale of investments	(198,017)	(929)
Gain on sale of marketable securities	(26,028)	(146,588)
Unrealized loss (gain) on marketable securities	654,123	(375,729)
Stock and assets issued for services	1,705,827	-
Deferred income tax	(640,427)	640,427
Changes in:
Marketable and non marketable securities	(1,499,562)	(827,695)
Accounts and stock receivable	(127,625)	(450,000)
Notes receivable	25,000	(219,330)
Other assets	36,579	(13,000)
Accounts payable and accrued expenses	145,764	57,924
Deferred revenue	1,251,867	(99,167)

Net Cash Used in Operating Activities	(814,439)	(151,669)

Cash Flows Provided by Investing Activities
Proceeds from sale of marketable securities	373,182	217,080
Proceeds from sale of real estate	443,017	-
Purchase of furniture and equipment	(7,700)	(55,658)
Payments for construction of website	-	(55,439)
Purchase of marketable securities	(11,530)	(230)
Purchase of investment property	-	(38,450)

Net Cash Provided by Investing Activities	796,969	66,303

Cash Flows (Used) by Financing Activities
Net proceeds from (payments on) bank line of credit	(8,309)	7,488
Proceeds from notes payable	84,200	43,997
Payments on installment notes payable	(178,567)	(15,824)
Capital contributions	-	196,487
Sale of common stock	6,698	-

Net Cash (Used) Provided by Financing Activities	(95,978)	232,148

Net increase (decrease) in cash	(113,448)	146,782

Cash at beginning of period	153,509	6,727

Cash at end of period	$40,061	$153,509

Cash paid during the year for:
Interest	$14,417	$13,819
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK
	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL STOCKHOLDERS' EQUITY

Balance at January 1, 2004	15,731,274	$ 15,731	$ 59,049	$ 130,045	$ 204,825

Owner capital contribution			196,487		196,487

Net Income				1,249,052	1,249,052

Balance at September 30, 2004	15,731,274	15,731	255,536	1,379,097	1,650,364
Reverse merger	4,593,350	4,593	(4,593)
Stock Sold for Cash	64,835	65	6,633		6,698
Stock Issued for Services	2,163,712	2,164	1,696,427		1,698,591

Net Loss				(2,302,064)	(2,302,064)

Balance at September 30, 2005	22,553,171	$ 22,553	$ 1,954,003	$ (922,967)	$ 1,053,589

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Public Company Management Corporation ("PCMC"), a Nevada corporation, was formed on October 26, 2000.  On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an exchange Agreement (the "Agreement") with the certain controlling shareholders of GoPublicToday.com, ("GPT"), Pubco White Papers, Inc., ("PWP"), Nevada Fund, ("NF"), and Public Company Management Services, Inc. ("PCMS").  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz's common stock. The acquisition was accounted for as a reverse merger.  Subsequent to the Agreement, MyOffiz obtained 100% of GPT and PWP, changed its fiscal year end from June 30, to September 30, and changed its name to Public Company Management Corporation.

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

These entities were formed to provide consulting and advisory services to small businesses seeking to create long-term value by participating in public capital markets.  Pubco WhitePapers hosts a comprehensive body of knowledge on private and public equity markets.  GoPublicToday.com provides consulting services and advice to companies seeking to go public.  Public Company Management Services provides consulting services and advice to new and existing public companies in connection with reporting and corporate governance matters.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents.  Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Marketable Securities.  Marketable securities are comprised of equity securities and are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at each period-end.  Accordingly, net realized and unrealized gains and losses on trading securities are included in net income.

Non-Marketable Securities.  Non-marketable securities are comprised of equity securities that do not have a readily determinable fair value (i.e. not traded on a quoted exchange).  Non-marketable securities are accounted for under the cost method.  Management values the non-marketable securities received in exchange for services provided using prices from third party private sales of these securities.  Management assesses non-marketable securities for impairment at each period-end based on, but not limited to, subsequent third party private sales and liquidity of the underlying company.

Revenue Recognition.   PCMC is primarily engaged in education and consulting services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets.  PCMC generates revenues primarily from two sources:  (a) consulting services related to assisting small, privately held companies with the registration of securities and admission of securities to trading on the OTCBB or other securities market, and (b) compliance services for clients trading on OTCBB or other securities market.

Consulting Revenues.  PCMC enters into consulting contracts with each of its clients and collects a combination of cash and common stock for its services.  The value of the common stock generally represent in excess of 75% of the total value of the contract.  The common stock portion of the contract is generally due when the client executes an initial private placement and the cash portion is due in installments upon the achievement of milestones.

PCMC recognizes consulting revenues over the period of service as certain milestones are achieved.   Effective with the second quarter ended March 31, 2005, Public Company Management Corporation elected to modify its policy for revenue recognition for its initial consulting contracts.  The original policy, which applied through the quarter ended December 31, 2004, recognized 20% after the performance of services related to consulting services and advice relating to private placements of equity (phase I), 40% relating to consulting services and advice relating to filing registration statements with the SEC, and 40% relating to consulting services and advice relating to admission to trading or other market.  The new policy, effective for the quarter ended March 31, 2005, split out phase I between consulting services and advice relating to an initial round of private financing and the preparation (but not including the SEC clearance) of a registration statement with an estimated 20% of the total effort spent on each, since each of these new four phases is clearly distinct from the others, the clients receive clear and separable benefits from each phase, and any of the phases could be separately done by other consultants if necessary.  Phase II is reduced to include only the consulting services and advice relating to filing and clearance of a registration statement.  The estimated total hours required to perform all functions remains the same, so the percentage of revenue to recognize each of Phases Ia, Ib, II and III is adjusted to 20%, 20%, 25% and 35%, based on estimated hours to perform each phase.

Cash and common stock received in advance of services are recorded as deferred revenues.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

Compliance Revenues.  Under the terms of the consulting contracts described above, clients are required to retain PCMC's compliance services for a one-year period after going public.  PCMC recognizes compliance revenues when services are performed.

Accounts Receivable.  Accounts receivable are stated at the cash amount PCMC expects to collect. PCMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: client credit-worthiness, past transaction history with the client, and changes in client payment terms. If the financial condition of PCMC's clients were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, PCMC provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Stock Receivable.  Stock receivable represents the value of client common shares owing to PCMC under the terms of its consulting contracts.  PCMC maintains allowances for doubtful accounts for the value of shares it considers uncollectible.

Capitalized website costs.  The website capitalized costs consist of amounts spent on design and creation of the graphics and website operation and are amortized on a straight-line basis over their estimated useful lives of three years.  Amounts spent on early conceptualizing, maintenance or content are expensed as incurred.  Amortization expense totaled $32,044 and $20,286 in fiscal 2005 and for the nine months ended September 30, 2004, respectively.

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

Stock Options and Warrants.  PCMC accounts for stock-based compensation to employees under the intrinsic value method.  Under this method, PCMC recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.  PCMC accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.  There are no options or warrants outstanding as of September 30, 2005.

Recent Accounting Pronouncements.  PCMC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - LIQUIDITY

As shown in the accompanying financial statements, PCMC incurred losses from operations and had negative cash flows from operations during fiscal 2005.  Additionally, PCMC has experienced delays with some of its clients going public, which delays PCMC's ability to realize value from its non-marketable equity securities.  Stephen Brock, CEO and majority shareholder, has committed to loan money to PCMC should PCMC not be able to otherwise fund its working capital requirements.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities primarily include securities issued by current or former clients valued at market price.

The composition of marketable securities, classified as current assets, is as follows at September 30, 2005:

	Cost	Fair Value

Common stock	$977,160	$ 719,233

Investment income for the year ended September 30, 2005 and the nine months ended September 30, 2004, consists of the following:

	2005	2004

Gross realized gains from sales of trading securities	$ 113,827	$ 148,116

Gross realized losses from sales of trading securities	(87,799)	(1,528)

Net unrealized holding gains (losses)	(654,123)	375,729

Net investment income (loss)	$ (628,095)	$ 522,317

NOTE 4 - NOTES RECEIVABLE

In accordance with the terms of a Settlement Agreement and Mutual Release of Claims, PCMC accepted a non-interest bearing note receivable from a client for amounts owing to PCMC.  Under the terms of the settlement, PCMC converted receivables totaling $250,000 into 1,500,000 of client stock receivable valued at $150,000 and $100,000 in cash receivable, less estimated client legal fees of $18,500.  During the year ended September 30, 2005, PCMC received 1,500,000 restricted shares of the client stock and $25,000 in cash.  The remaining cash balance of the note receivable totaling $56,500 is due in January 2006.   A loss on the settlement of $18,500 was recorded to bad debt expense.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2005:

	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value

Vehicle	5 Years	61,938	(6,194)	55,744
Office furniture and fixtures	7 years	15,086	(7,122)	7,964
Office computers and equipment	3 years	22,542	(16,453)	6,089
TOTAL		$ 99,566	$ (29,769)	$ 69,797

Depreciation expense totaled $19,580 and $13,080 for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively.

NOTE 6 - INVESTMENT IN REAL ESTATE PROPERTIES

During fiscal 2005, PCMC sold its investments in two real estate properties for a net sales price of $443,017.  After paying off the mortgage, PCMC received net proceeds of $278,343 on the sales and recognized gains on the sales totaling $198,017.

NOTE 7 - BANK LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

PCMC has the following bank lines of credit and short-term notes:

	Line of Credit Amount	Outstanding as of September 30, 2005	Interest Rate	Due Date

Bank of America	$ 45,000	$ 40,775	8.25%	Demand
Wells Fargo Bank	$ 40,000	$ 39,701	14.50%	Demand
Aventura Holdings, Inc. (a)	N/A	$ 48,600	18.00%	12/08/05
Jukka Tolonen (individual) (a)	N/A	$ 35,600	18.00%	12/27/05

(a)  See Note 13 for a description of the refinancing related to the Aventura Holdings, Inc. and Jukka Tolonen notes.

NOTE 8 - NOTE PAYABLE

PCMC purchased a new car in May 2005, financed by Infinity in 36 equal monthly installments of $1,510, including interest at 2.9%.  As of September 30, 2005, principal and interest of $18,119 will be due in fiscal 2006, $18,119 in fiscal 2007, $5,130 in fiscal 2008.

NOTE 9 - INCOME TAXES

PCMC has deductible net operating losses of approximately $170,000 at September 30, 2005.  These expire 20 years after incurred. Components of deferred tax assets and liabilities at September 30, 2005 are as follows:

Deferred tax asset	$ 58,000
Valuation allowance	(58,000)
Net deferred tax asset	$ —

PCMC has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of September 30, 2005 is approximately $58,000. The net change in the total valuation allowance for the year ended September 30, 2005 was an increase of $58,000.

NOTE 10 - COMMON STOCK

The majority shareholder of those entities received 15,326,650 shares and the minority shareholders received 404,624 shares in MyOffiz, Inc. on October 1, 2004.  4,593,350 shares of MyOffiz were outstanding prior to the combination.

In October 2004, 1,155,376 PUBC shares were issued for services rendered and valued at their fair value of $.18 per share.  In December 2004, 64,835 shares were issued for cash to two investors for $6,763 in total, or an average of $.10 per share.

In February 2005, 60,000 shares were issued for services rendered and valued at their fair value of $.85 per share, or $51,000.  During April 2005 through June 2005 and July 2005 through September 2005, 847,501 and 315,832 shares were issued for services and valued at their fair values of $1.05 - $1.30 per share, or $1,033,601 and $405,957 respectively.

At September 30, 2005, PCMC accrued $50,547 in consulting services to non-employees payable in PCMC common stock, which is recorded as accounts payable in the consolidated balance sheet.

NOTE 11 - CONCENTRATIONS

In 2005, one customer accounted for approximately 12% of total revenues.  One customer accounted for 44.5% of total revenues in 2004.   No other customer accounted for more than 10% in 2005 and 2004.

NOTE 12 - COMMITMENTS

PCMC is provided office space by its founder and majority shareholder at no cost on a month-to-month basis during 2004 and 2005.

NOTE 13 - SUBSEQUENT EVENT

On December 22, 2005 PCMC renegotiated notes payable to Aventura Holdings, Inc. for $48,600 and to Jukka Tolonen, owner of Aventura Holdings, Inc., for $35,600 into one consolidated note of $88,409, including original principal and accrued interest.  The new note, payable solely to Aventura Holdings, Inc. is payable on June 30, 2006 and will accrue interest at 12% per annum.  Aventura Holdings, Inc. will be issued 50,000 shares of PCMC restricted stock before January 6, 2006 as consideration for the consolidation and renewal modification of the notes.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

PCMC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. PCMC maintains that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report, PCMC carried out an evaluation, under the supervision of its Chief Financial Officer, of the effectiveness of the design and operation of PCMC's disclosure controls and procedures. Based on the foregoing, PCMC's Chief Financial Officer concluded that PCMC's disclosure controls and procedures were not effective to ensure that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.  In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiencies in our internal control related to revenue recognition and valuation of non-marketable securities. The adjustment to revenues and non-maketable securities and associated footnote disclosures were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

Except as otherwise discussed herein, there have been no changes in PCMC's internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, PCMC's internal control over financial reporting.

Item 8B.

Other Information.

None.

PART III.

Item 9.

Directors, Executive Officers and Control Persons, Compliance With Section 16(a) of the Exchange Act

Sole Directors and Executive Officer

Stephen Brock, age 49, is the sole director, President, Chief Executive Officer, Treasurer, and Secretary of the Company.  He has served in these capacities since the Company acquired PubCo White Papers, Inc., GoPublicToday.com, Inc., Nevada Fund, and Public Company Management Services, Inc. from Mr. Brock in October 2004 (the "Acquisition").  Prior to the Acquisition, Mr. Brock was self employed and was engaged primarily in the startup and operation of the entities involved in the Acquisition.  Prior to February 2000, Mr. Brock served as President and Director of the Nevada Business Journal.  As an entrepreneur, Mr. Brock has formed several companies devoted to the small-cap market and providing services to other companies in the small-cap market.  Mr. Brock is a registered investment advisor and currently holds NASD Series 7, 24, 63, and 65 licenses.

Committees of the Board of Directors

The Company currently has no audit or compensation committee or other board committee performing equivalent functions.  All functions of the audit committee and compensation committee are performed by the Company's Sole Director.

The Sole Director has appointed an Advisory Board consisting of the following persons.  The purpose of the Advisory Board is to provide advice and counsel to the Sole Director on legal and regulatory compliance and other areas relating to the operation of the Company.  The advisory board focuses on strengthening PCMC's business model by making actionable recommendations that PCMC management and its network of supporters can execute to create intrinsic value.

Name	Age	Business Background

Steve Chaussy	51

Mr. Chaussy is a self-employed results-oriented financial professional with more than 25 years of progressive experience. He has a special emphasis in SEC reporting and compliance with developing and small publicly traded entities. Mr. Chaussy also has experience in structuring and sourcing corporate financing needs. He is effective in public, investor, regulatory and creditor interface, and is an accomplished leader with multi-location financial management. Mr. Chaussy is known as a team builder with expertise in high-paced, multi-task environments.

Steven A Boyko	58

Mr. Boyko is President of Global Market Thoughtware, Inc., an international consulting company specializing in global markets and governance regimes. Drawing upon his thirty years of business, investment, and financial experience, he founded the Entrepreneurial Exchange to create value for small-to-medium enterprises (SMEs) through proportionate governance and scalable sponsorship. Upon receiving his MBA, Mr. Boyko helped formulate securities regulatory policy for the National Association of Securities Dealers, Inc. ("NASD") and thereafter spent a successful career in the securities industry as a registered managing principal (Series 24) and a financial and operational principal (Series 27). As an international consultant, he provided a practitioner's perspective for the privatization of the former Soviet Union in the areas of corporate governance and development of the Ukrainian Capital Market. He has taught finance and entrepreneurship at the American University's MBA program and serves on the Advisory Boards of Yorktown University and Banneker Asset Management.

Peter J. Chepucavage	58

Peter served three plus years as Attorney Fellow for the Securities and Exchange Commission in Washington D.C., where he worked primarily in the business continuity and Regulation SHO areas. He was involved in the drafting of Regulation SHO and the married puts release. Peter was also involved in numerous Regulation M enforcement cases and securities futures.

Prior to that Peter served as Counsel at Fulbright & Jaworski in New York City. The practice was devoted primarily to the representation of broker-dealers and investment advisers in both law and compliance, including derivatives. Fulbright & Jaworski's Financial Institutions Practice Group in New York provides a broad range of services with an emphasis on representation of foreign and domestic broker-dealers, investment advisers and investment companies. The office regularly counsels a dozen broker-dealers including specialists, day trading firms, clearing firms, a stock exchange and at least 15 investment advisory firms, six registered investment companies and over 25 domestic and offshore private investment funds.

Gary N. Clark	60

Gary has over 15 years of portfolio management and securities research experience at Clark Asset Management + Associates, Inc. and has held numerous teaching positions during that time. Prior to Clark Asset Management, Gary served in various capacities for numerous securities firms and as an independent contract analyst.

William Bradford Smith	57

William Bradford "Brad" Smith II has served as an adviser to Stephen Brock since 2002 and chairs Public Company Management Corporation's Advisory Board.  Mr. Smith has more than 20 years experience as a capital market practitioner and financial service company officer, director or adviser.  Brad is currently developing www.smecapitalmarkets.net as a knowledge exchange platform.

Since July 1991, Brad has operated WBS&A Ltd., a management consulting firm that helps companies develop and execute business and capital market strategies.  Smith's work centers on helping company teams develop business models, identifying secondary market value creation strategies for emerging public companies, advising entry-level, development-stage issuers as they undertake SEC registered offerings, working with company owners to monetize maximum values of their business assets and serving as an intermediary to facilitate transactions.

From 1979 to 1981, Brad founded Marshall Homes as a Johnstown American Company holding and sales entity that converted 38 company owned apartment properties into condominiums as a strategy to maximize asset values and liquidate trapped equity.  And, from 1975 to 1979 Brad served as Vice President of Acquisitions and Sales for Johnstown Properties where he was responsible for acquiring and selling investment properties for the nations then 5th largest REIT. From 1981 to 1988, Smith managed personal investments and consulted with entities that specialized in capitalizing emerging companies. From 1988 to July 1991, Smith was vice president of Valley Federal Savings and Loan's portfolio company division and its acquirer and successor entity Relco Industries, where he operated a real estate asset management division that supported the capital reserve base for Relco's Surety Bond insurance company.

Previously Brad served on an NASD and NASDAQ Advisory Committee, founded the Small Corporate Offering Registration Task Force and was an advisor to the Texas Delegation to the 1995 White House Conference on Small Business. Smith has attended and made recommendations to the annual SEC Government-Business Forum on Small Business Capital Formation and actively advocates developing a better entry-level market structure securities regime for small issuers.  Brad has organized, sponsored or addressed numerous capital formation conferences and authored several SEC Comment Letters.  He is the author of "Guide to Strategic Thinking". Mr. Smith received an MBA from Pepperdine University in 1979 and a BBA from the University of Oklahoma in 1975.

Bill Ross	57

Mr. Ross is President of Public Securities, Inc., established in 1986, which operates as a full service broker-dealer in Spokane, Washington and is a member of the NASD and SIPC. Public specializes in market making and the filing of 15c2-11's on new companies. Public generally files 50-100 applications in an average year, and acts as a market maker on approximately the same number of securities. Public Securities clears its business through Emmett A. Larkin Co., Inc., a San Francisco based clearing firm established in 1959. They provide total back office services that are also found at large well known clearing firms. Their automated systems enable us to perform the execution and clearing of security transactions with speed and efficiency.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who beneficially own more than 10% of a registered class the Company's equity securities, to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company.  Copies of these filings must be furnished to the Company.  Based on a review of the copies of such forms furnished to the Company, and other information, the Company believes that during the fiscal year ended September 30, 2005, all of its directors and executive officers were in compliance with the applicable filing requirements.

Code of Ethics

The Company has adopted a code of ethics applicable to our chief executive officer, chief financial officer and chief accounting officer.  A copy of the code of ethics is available for viewing on our website http://www.publiccompanymanagement.com, and may also be obtained by any person upon written request to the Company at its principal executive offices.

Item 10.

Executive Compensation

The following table sets forth information concerning the compensation paid by the Company to its Chief Executive Officer and to each other executive officer whose total cash compensation exceeded $100,000 for services rendered for the fiscal year ended September 30, 2005.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Stephen Brock President, Secretary and Treasurer	2005 2004	$592,270 $ 65,000	$545,000(1) $ - 0 -	(2) (2)

(1)

Includes the value of 850,000 shares of Common Stock issued as a bonus.

(2)

Other annual compensation includes personal benefits and other perquisites which together did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus.

The Company does not provide a separate compensation arrangement for Mr. Brock as its sole director, in such capacity, and does not have an employment contract with Mr. Brock.

Item 11.  Security Ownership of Management and Certain Security Holders

The following table lists the beneficial ownership of shares of our Common Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of our Commons Stock, (ii) each director, nominee and executive officer, and (iii) all directors and officers as a group.  Information with respect to directors, officers, and their families is as of September 30, 2005 and is based on the books and records of the Company and information obtained from each individual.  Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission.  Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and the person indicated is the sole beneficial owner of all shares.

Name of Individual or Group	Common Stock	% of Class

5% Stockholders:

Catalyz Investment Asia PTE LTD 913 Bukit Timah Road #02-01 Singapore 589623	1,152,857	6%

Individual Directors, Officers and Nominees:

Stephen Brock	16,176,650	72%

All Directors and Officers as a Group:	16,176,650	72%

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits

Exhibit	Description

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

3.1	Original and Amended Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

4.1	2005 Stock Award Plan I (incorporated herein by reference as contained in Form S-8, File # 000-50098, filed on June 20, 2005).

4.2	2005 Non-Employee and Consultants Retainer Stock Plan, dated June 20, 2005 (incorporated herein by reference in Form S-8, File #000-50098, filed on July 1, 2005)

10.1	Services Contract dated September 30, 2005 between GPT and JD Financial Services and Associates, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

10.2	Services Contract dated September 29, 2005 between GPT and Miller Sports Technologies, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

10.3	Services Contract dated September 27, 2005 between GPT and LTS LeaderBoard Tournament, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

10.4	Services Contract dated August 26, 2005 between GPT andPN2media, Inc. (incorporated herein by reference as contained in Form 8-K, filed on August 30, 2005).

10.5	Services Contract dated June 29, 2005 between GPT and Exousia, Corp. (incorporated herein by reference as contained in Form 8-K, filed on July 8, 2005).

10.6	Services Contract dated June 30, 2005 between GPT and Sports Dimensions, Inc. (incorporated herein by reference as contained in Form 8-K, filed on July8, 2005).

10.7	Services Contract dated May 23, 2005 between GPT and Systems Annex (incorporated herein by reference as contained in Form 8-K, filed on June 3, 2005).

10.8	Services Contract dated May 19, 2005 between GPT and FLC Properties (incorporated herein by reference as contained in Form 8-K, filed on May 31, 2005).

10.9	Public Relations Consulting Agreement dated April 1, 2005 between Meridian Advisors, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.10	Newsletter Distribution Agreement dated February 22, 2005 between Leverage By Design, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 11, 2005).

10.11	Investor Relations Services Agreement dated April 1, 2005 between Ibis Consulting Group, LLC and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.12	Services Contract dated March 20, 2002 between Terrax, Inc. and the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.13	Services Contract dated March 28, 2005 between Driver Link, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.14	Services Contract dated March 28, 2005 between Z Yachts, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.15	Term Sheet dated March 24, 2005 between White Pacific Securities, Inc. and the GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.16	Services Contract dated March 21, 2005 between Supremacy Financial Corp. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.17	SB-2 Securities Registration Services Contract dated March 18, 2005 between CCGlassco, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.18

Services Contract dated March 9, 2005 between Magnate Equities Corp. (formerly known as Discover Management Corp.) and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.19	Services Contract dated March 11, 2005 between MilFin Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.20	Services Contract dated March 3, 2005 between Millenium Technology, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.21	Services Contract dated January 31, 2005 between Nasutra, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.22	Services Contract dated December 1, 2004 between Gourmet Express, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.23	Services Contract dated April 6, 2004 between Liqigistics, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.24	Services Contract dated July 21, 2004 between Legacy Communications Corporation and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.25	Services Contract dated January 7, 2004 between Redhead Transport and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

10.26	Services Contract dated February 27, 2004 between Belltower Group and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

10.27	Services Contract dated October 1, 2004 between Trufit Apparel and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

10.28	Services Contract dated December 24, 2004 between Sputnik and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

 *As Filed Herewith

Item 14.  Principal Accountant Fees and Services

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended September 30, 2004 and September 30, 2005.

	Year Ended September 30,
	2004	2005

Audit Fees	$35,531	$57,534
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION
Date: December 29, 2005	By: /s/Stephen Brock (Signature) Name: Stephen Brock Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION
Date: December 29, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: President and Chief Executive Officer

Date: December 29, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Financial Officer

Date: December 29, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Principal Accounting Officer

Date: December 29, 2005	By: /s/ Stephen Brock (Signature) Name: Stephen Brock Title: Sole Director