Form 10QSB
period 2005-12-31
PUBLIC CO MANAGEMENT CORP
filed 2006-02-14
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[   ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______

Commission File Number 000-50098

PUBLIC COMPANY MANGEMENT CORPORATION (Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0493734 (IRS Employer Identification No.)

5770 El Camino Road, Las Vegas, NV 89118 (Address of principal executive offices)

(712) 222-9076 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of February 13, 2006, there were 22,838,171 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

PUBLIC COMPANY MANAGEMENT CORPORATION

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I

FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2005 and September 30, 2005

(Unaudited)

	December 31,	September 30,
ASSETS	2005	2005

Current Assets
Cash	$1,733	$40,061
Accounts receivable, net	33,096	11,981
Notes receivable	48,500	56,500
Marketable securities	649,631	719,233
Other assets	6,428	6,421
Total Current Assets	739,388	834,196

Stock receivable, net	189,475	394,975
Non-marketable securities	2,122,473	1,623,552
Furniture and equipment, net	65,456	69,797
Website, net	29,176	37,187

TOTAL ASSETS	$3,145,968	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$306,138	$213,198
Current portion of installment notes payable	16,015	16,015
Bank lines of credit	78,697	80,476
Notes payable	194,520	84,200
Deferred revenues	1,604,150	1,480,200
Total Current Liabilities	2,199,520	1,874,089

Long-term portions of installment note payable	26,232	32,029

TOTAL LIABILITIES	2,225,752	1,906,118

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,713,171 and 22,553,171 shares issued and outstanding, respectively	22,713	22,553
Paid in capital	2,018,093	1,954,003
Accumulated deficit	(1,120,590)	(922,967)

TOTAL STOCKHOLDERS’ EQUITY	920,216	1,053,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,145,968	$2,959,707

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004

Revenue	$517,439	$405,992

General and administrative	385,863	587,602
Bad debt expense	70,500	-
Depreciation and amortization	12,352	12,442

Total operating expenses	468,715	600,044

Net (loss) income from operations	48,724	(194,052)

Other income and (expense)
Interest expense	(28,551)	(11,121)
Interest income	10	6,464
Realized gain (loss) on sale of marketable securities	(375)	101,324
Unrealized gain (loss) on marketable securities	(217,431)	629,793

Total other income (expense)	(246,347)	726,460

(Loss) income before income taxes	(197,623)	532,408

Deferred income tax (benefit)	-	181,019

NET (LOSS) INCOME	$(197,623)	$351,389

Weighted average shares outstanding	22,713,171	21,065,730

Basic and diluted gain (loss) per share	$(0.01)	$0.02

PUBLIC COMPANY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004

Cash Flows Used in Operating Activities
Net (loss) income	$(197,623)	$351,389
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,352	12,442
Bad debt expense	70,500	-
Loss (gain) on sale of marketable securities	375	(101,324)
Unrealized loss (gain) on marketable securities	217,431	(629,793)
Stock and assets issued for services	64,250	207,968
Marketable securities issued for services	-	14,560
Deferred income tax	-	181,019
Changes in:		0
Marketable and non marketable securities	(498,921)	(221,168)
Accounts and stock receivable	(37,193)	(551,974)
Other assets	(7)	5,027
Accounts payable and accrued expenses	92,940	(12,205)
Deferred revenue	123,950	385,208

Net Cash Used in Operating Activities	(151,946)	(358,851)

Cash Flows Provided by Investing Activities
Proceeds from sale of marketable securities	2,875	295,889
Purchase of furniture and equipment	-	(2,000)
Purchase of marketable securities	-	(17,760)
Proceeds from note receivable	8,000	-

Net Cash Provided by Investing Activities	10,875	276,129

Cash Flows (Used) by Financing Activities
Net proceeds from (payments on) bank line of credit	(1,779)	(5,782)
Payments on installment notes payable	(5,798)	(3,003)
Shareholder advances	110,320	-
Sale of common stock	-	6763

Net Cash (Used) Provided by Financing Activities	102,743	(2,022)

Net increase (decrease) in cash	(38,328)	(84,744)

Cash at beginning of period	40,061	153,509

Cash at end of period	$1,733	$68,765

Cash paid during the year for:
Interest	$28,551	$8,394
Income taxes	$-	$-

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on December 29, 2005.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB filed with the SEC on December 29, 2005, have been omitted.

NOTE 2 - COMMON STOCK

During the three months ended December 31, 2005, 80,000 shares were issued for services rendered and valued at their fair value ranging from $.61 to $.90 per share, totaling $64,250.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.  Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, our limited history of operations, availability of additional capital necessary to execute our plan of operations, the volatility of the over-the-counter Bulletin Board (the “OTCBB”) market and the effect of such volatility on the value of the marketable securities we receive for our services, changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States and other risks including those set forth in our most recently filed annual report on Form 10-KSB under the heading “Risk Factors.”

Overview

Public Company Management Corporation (“PCMC” or the “Company”), a Nevada corporation, was formed on October 26, 2000.  On October 1, 2004, MyOffiz, Inc. (“MyOffiz”) entered into an exchange Agreement (the “Agreement”) with the certain controlling shareholders of GoPublicToday.com, (“GPT”), Pubco White Papers, Inc., (“PWP”), Nevada Fund, (“NF”), and Public Company Management Services, Inc. (“PCMS”).  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz’s common stock.  Subsequent to the Agreement, MyOffiz obtained 100% of GPT and PWP, changed its fiscal year end from June 30, to September 30, and changed its name to Public Company Management Corporation.

PCMC is the holding company for, and conducts operations through its subsidiary companies, GPT, PWP, NF, and PCMS.  The term “we” and “our” refers to Public Company Management Corporation and its subsidiaries unless otherwise stated.

Description of Business

We are primarily engaged in education and consulting services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets.  We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them; provide consulting services and advice relating to the registration of securities for self distributions, and provide consulting services and advice relating to compliance with the federal securities laws and corporate governance.  In addition, we created the PCMC Bulletin Board 30 Index ™, a comprehensive tracking index of OTCBB stocks to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

Our clients consist primarily of growing small-to-middle market private companies that:

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

We provide our services through three subsidiary companies:

PubCo White Papers, Inc. (“PWP”) prepares and publishes white papers addressing critical financial, industry and regulatory issues and questions of interest to private companies considering the pros and cons of seeking public equity.  The white papers published by PWP address a wide range of topics including the OTCBB and Pink Sheet markets, regulatory compliance requirements, strategic planning, liquidity, and financing matters.  PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination for the owners of private companies to obtain the information they need to decide whether to go public, maintain compliance with corporate and securities laws, and access the funding that they need to reach their goals.

GoPublicToday.com, Inc. (“GPT”) provides significant consulting services, advice and management assistance in connection with the registration of securities for self-distribution and admission of securities to trading on the OTCBB or other securities markets.  Services provided by GPT include:

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

o

identification of brokerage firms to serve as market makers; and

o

consulting services and advice regarding NASD requirements for OTCBB listing.

Public Company Management Services, Inc. (“PCMS”) provides consulting services and advice relating to compliance with federal and state securities and corporate governance regulations to companies trading on the OTCBB and Pink Sheets markets, private companies and other market participants.  PCMS’ services are designed with small companies in mind and geared towards assisting its clients to comply with all appropriate rules and regulations pertaining to public companies, such as

o

Section 13 or 15 of the Exchange Act;

o

Preparation for compliance with the Sarbanes-Oxley requirements;

o

Preparation for compliance with corporate governance assessment;

o

Identification of Regulatory Risks;

o

Human Resource Compliance; and

o

Federal and State Securities Regulations

We market our services primarily through direct mail and email to potential clients, internet advertisement, through the PWP website, and various educational communications designed to promote the availability of public equity markets to companies with very small capitalization.  We created the PCMC Bulletin Board 30 Index™ in July 2005 to promote greater awareness and familiarity with the OTCBB, the primary market for small issuers, and to increase our exposure as a provider of services to the micro-cap market.  We anticipate that the PCMC Bulletin Board 30 Index™ will serve to educate greater numbers of investors about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch into the mainstream exchanges.  The PCMC Bulleting Board 30 Index™ consists of 30 stocks that are selected based on: (1) three month average trade volume; (2) market capitalization; (3) historical stock price; (4) shares outstanding; (5) estimated float; (6) sales; (7) operating history; and (8) industry/sector diversity.  The PCMC Bulletin Board 30 Index™ is a measurement of performance of stocks traded exclusively in the OTCBB. The index is comprised of 30 stocks and is not a full representation of the OTCBB marketplace, but rather a stratified grouping of stocks that meet certain well recognized standards. We receive payment for our services in the form of cash and restricted securities issued by our clients.

Competitive Conditions

We compete with a large number of consulting firms, investment banks, merchant banks, financial advisors, and other companies that offer similar services.  Many of our competitors have greater financial and management resources and some have greater market recognition than we do.  We compete by targeting an underserved market and providing service to our clients through the experience and knowledge of our management personnel, the quality of our analysis and decision-making processes, and our flexible fee structures.  We believe that we occupy a unique niche relating to privately held companies seeking access to the public equity markets that is substantially underserved.

Recent Events

During the three months ended December 31, 2005, we signed contracts with two clients to provide them with consulting and advisory services in connection with various corporate and securities matters.

Gary Clark, Ph.D. and Steven Chaussey, CPA joined our Advisory Board.  The purpose of the Advisory Board is to provide advice and counsel to our sole director on legal and regulatory compliance and other areas relating to our operation.  The Advisory Board focuses on strengthening our business model by making actionable recommendations that PCMC management and its network of supporters can execute their efforts to create intrinsic value for PCMC.

On December 27, 2005, we and PN2media, Inc. mutually agreed to terminate the services contract pursuant to which we were to provide consulting and advisory services to PN2media in connection with various corporate and securities matters.  We and PN2media also agreed that we are not obligated to update, revise, amend or maintain any documents or advice provided pursuant to the services contract or otherwise to reflect actual results, changes in facts, risks, uncertainties or assumptions underlying or affecting such documents or advice, or for prospective events that may have a retroactive effect on such documents or advice.  In addition, we each released the other from all claims.

Effective January 2, 2006, we and Kipley J. Lytel, CFA, entered into an employment agreement pursuant to which Mr. Lytel serves as our Chief Operating Officer and Secretary.  In his new position, Mr. Lytel will focus on generating new clients and streamlining the process of consulting as project manager with many current clients. Mr. Lytel will perform other functions including investor relations, marketing and strategic development.

Results of Operations for the Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004.

Our revenue increased $111,447, or 27%, to $517,439 for the three months ended December 31, 2005 from $405,992 for the three months ended December 31, 2004.  This increase was primarily the result of contract completion revenue recognized during the fiscal quarter ending December 31, 2005.

General and administrative expenses decreased $201,739, or 34%, to $385,863 for the three months ended December 31, 2005 from $587,602 for the three months ended December 31, 2004.  The decrease in general and administrative expenses was a result of a decrease in consulting fees of  $332,791 and a $19,319 decrease in marketing and advertising expenses, which were offset by a $98,790 increase in legal fees and expenses, a $45,225 increase in accounting fees and expenses, and a $6,356 increase in expenses related to operations and administrative activities.

Bad debt expense increased $70,500 to $70,500 for the three months ended December 31, 2005, from $-0- for the three months ended December 31, 2004, primarily as a result of increases in bad debt allowances for potential un-collectable consulting fees due from client companies.

 Depreciation and amortization expenses decreased $90 to $12,352 for the three months ended December 31, 2005, from $12,442 for the three months ended December 31, 2004, primarily as a result of decreases in capitalized equipment during the interim period.

Income from operations was $48,724 for the three months ended December 31, 2005, compared to loss from operations of $194,052 for the three months ended December 31, 2004.  The change was due to our increase in revenues and our overall decrease in total operating costs.

We had other expenses of $246,347 for the three months ended December 31, 2005, as compared to other income of $726,460 for the three months ended December 31, 2004. The change is primarily due to unrealized losses on marketable securities of $217,431 for the three months ended December 31, 2005, from unrealized gains on marketable securities of $629,793 for the three months ended December 31, 2004, due to changes in the market value of securities versus market value in the prior period.  We had realized losses on sales of marketable securities of $375 for the three months ended December 31, 2005, compared to realized gains on sales of marketable securities of $101,324 for the three months ended December 31, 2004, due to limited sales of marketable securities versus the prior period.   We had interest income of $10 for the three months ended December 31, 2005, as compared to interest income of $6,464 for the three months ended December 31, 2004, due to a reduction in notes receivable between fiscal periods. Our interest expense increased $17,430, or 157%, to $28,551 for the three months ended December 31, 2005, as compared to interest expense of $11,121 for the three months ended December 31, 2004, due to an increase in short-term debt.

We recorded a full valuation allowance against deferred tax assets during the three months ended December 31, 2005, because management believes it is more likely than not that deferred tax assets will not be realized.  No such valuation allowance was recorded during the three months ended December 31, 2004.

We had a net loss of $197,623 for the three months ended December 31, 2005, compared to net income of $351,389 for the three months ended December 31, 2004.  The change to a net loss from net income was due to the increase in other expenses.

Liquidity and Capital Resources

During the three months ended December 31, 2005, net cash decreased $38,328 consisting of $151,946 used in operations, which was partially offset by $10,875 provided by investing activities and $102,743 provided by financing activities.  As of December 31, 2005, we had negative working capital of $1,460,132, including current assets consisting of $651,364 in cash and marketable securities, $88,024 in accounts, notes, and interest receivable (net of allowance for uncollectability) less $2,199,520 in current liabilities.  As of December 31, 2005, current liabilities consisted of deferred revenues of $1,604,150, accounts payable and accrued expenses of $306,138, notes payable of $194,520, bank lines of credit of $78,697 and current portion of installment notes payable of $16,015.

We believe that we can meet our cash requirements during the next twelve months from cash from operations or sales of marketable securities.  In the past, from time-to-time, Our President, Chief Executive Officer, sole director and majority shareholder, Stephen Brock has provided personal capital funding to the company.  Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources, cash from operations or sales of marketable securities do not provided sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

We continue to aggressively market our services to small and emerging businesses.  We continued to sign contracts with clients during the three months ending December 31, 2005, to provide consulting and advisory services in connection with various corporate and securities matters.  Although we receive payment under such contracts early in the contract term, earnings under such contracts are recognized as certain milestones are completed.  As a result, each contract may have a material impact on future income as the services are provided and the payments received are recognized as income.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance and acceptance of the services provided.  The services provided sometimes take several months.  Effective with the quarterly period ended March 31, 2005, we adopted a revenue recognition policy based on the estimated number of hours involved in providing consulting services relating to: (i) initial due diligence (20%), (ii) preparation and filing of a registration statement with the SEC (20%), (iii) effectiveness of a registration statement (25%) and (iv) qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).  Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

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

Item 3.  Controls and Procedures.

Our President and Chief Executive, who also acts as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made during such period. Based on that evaluation, our President, Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

No significant changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table lists unregistered sales of our common stock during the period covered by this report.

Purchaser	Shares	Consideration	Value	Date

Michael Williams	45,000	Services Rendered	$ 40,500	11/23/2005
Dennis Hensling	10,000	Services Rendered	$ 8,500	11/29/2005
Steve Chaussy	25,000	Services Rendered	$ 15,250	12/15/2005

All of the above transactions were exempt from registration under the Securities Act under Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, the relationship between such persons and the Company, the access of such persons to information about the Company that would have been available in a public offering, and the absence of any public solicitation or advertising.

Item 5. Other Information.

The terms of Mr. Lytel’s employment agreement will be provided in a Form 8-K to be filed subsequent to this report.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION
Date: February 14, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: President and Chief Executive Officer

Date: February 14, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: Principal Executive Officer

Date: February 14, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: Principal Financial Officer

Date: February 14, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: Principal Accounting Officer