Form 10QSB
period 2006-03-31
PUBLIC CO MANAGEMENT CORP
filed 2006-05-22
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION (Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0493734 (IRS Employer Identification No.)

5770 El Camino Road, Las Vegas, NV 89118 (Address of principal executive offices)

(702) 222-9076 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 10, 2006, there were 23,384,912 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PUBLIC COMPANY MANAGEMENT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(Unaudited)

	March 31,	September 30,
ASSETS	2006	2005
Current Assets
Cash	$9,956	$40,061
Accounts receivable, net	28,028	11,981
Notes receivable	28,625	56,500
Marketable securities	455,900	719,233
Other assets	6,428	6,421
Total Current Assets	528,937	834,196

Stock receivable, net	136,975	394,975
Non-marketable securities	2,871,708	1,623,552
Furniture and equipment, net	61,179	69,797
Website, net	21,165	37,187
TOTAL ASSETS	$3,619,964	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$313,691	$213,198
Current portion of installment notes payable	16,015	16,015
Bank lines of credit	76,005	80,476
Notes payable	88,410	84,200
Deferred revenues	2,205,400	1,480,200
Total Current Liabilities	2,699,520	1,874,089

Long-term portions of installment note payable	22,098	32,029
TOTAL LIABILITIES	2,721,618	1,906,118

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,171,171 and 22,553,171 shares issued and outstanding, respectively	23,171	22,553
Paid in capital	2,223,986	1,954,003
Accumulated deficit	(1,348,811)	(922,967)
TOTAL STOCKHOLDERS’ EQUITY	898,346	1,053,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,619,964	$2,959,707

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenue	$274,721	$714,111	$792,160	$1,120,103

General and administrative	399,602	573,858	867,551	1,161,459
Bad debt expense	—	—	70,500	—
Depreciation and amortization	12,288	12,732	24,640	25,174
Total operating expenses	411,890	586,590	962,691	1,186,633
Net (loss) income from operations	(137,169)	127,520	(170,531)	(66,530)

Other income and (expense)
Interest expense	(3,250)	(2,570)	(31,801)	(13,691)
Interest income	2	11,393	12	17,858
Realized gain (loss) on sale of assets	—	108,287	—	108,287
Realized gain (loss) on sale of marketable securities	23,576	(13,171)	23,951	88,153
Unrealized gain (loss) on marketable securities	(111,380)	(655,860)	(247,171)	(26,067)
Total other income (expense)	(91,052)	(551,920)	(255,009)	174,540
(Loss) income before income taxes	(228,221)	(424,400)	(425,540)	108,010

Deferred income tax (benefit)	—	(99,273)	—	81,746
NET (LOSS) INCOME	$(228,221)	$(325,127)	$(425,540)	$26,264

Weighted average shares outstanding	22,897,821	21,065,730	22,769,426	21,158,098

Basic and diluted gain (loss) per share	$(0.01)	$(0.02)	$(0.02)	$0.00

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Six Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows Used in Operating Activities
Net (loss) income	$(425,540)	$26,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,640	25,173
Bad debt expense	70,500	—
Gain on sale of marketable securities	(23,951)	(88,153)
Gain on sale of investments		(108,287)
Unrealized loss on marketable securities	247,171	26,067
Stock and assets issued for services	270,601	258,968
Marketable securities issued for services	—	9,972
Deferred income tax	—	81,746
Changes in:		0
Marketable and non marketable securities	(1,171,857)	56,821
Accounts and stock receivable	20,374	(511,704)
Notes receivable	27,868	—
Other current assets	—	(118,647)
Accounts payable and accrued expenses	100,187	90,240
Deferred revenue	725,200	(181,815)
Net Cash Used in Operating Activities	(134,807)	(433,355)

Cash Flows Provided by Investing Activities
Proceeds from sale of marketable securities	114,895	207,622
Proceeds from sale of investment	—	285,287
Purchase of furniture and equipment	—	(4,700)
Purchase of marketable securities	—	(11,530)
Net Cash Provided by Investing Activities	114,895	476,679

Cash Flows (Used) by Financing Activities
Net proceeds from (payments on) bank line of credit	(4,471)	(7,774)
Payments on installment notes payable	(9,932)	(158,832)
Shareholder advances	4,210	—
Sale of common stock	—	6,763
Net Cash (Used) Provided by Financing Activities	(10,193)	(159,843)

Net increase (decrease) in cash	(30,105)	(116,519)

Cash at beginning of period	40,061	153,509
Cash at end of period	$9,956	$36,990

Cash paid during the year for:
Interest	$28,551	$8,394
Income taxes	$—	$—

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (PCMC) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on December 29, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

During the six months ended March 31, 2006, 538,000 shares were issued for services rendered and valued at their fair market value ranging from $.33 to $.90 per share, totaling $270,601. An additional 80,000 shares were issued to satisfy previous obligations of the prior company that PCMC merged into in October 2004. These shares were accounted for as an adjustment to the original recapitalization accounting with no assigned valuation.

NOTE 3 - EMPLOYMENT AND CONSULTING AGREEMENTS

PCMC hired two executive-level employees with written contracts in the current period. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on the executive’s performance) to be paid in cash and registered shares of PCMC’s common stock. At March 31, 2006, the minimum total future commitment due was $103,500 and 158,824 shares valued at $54,000 (or $.34 per share). The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements.

NOTE 4 - SUBSEQUENT EVENTS

213,741 shares with an aggregate fair market value of $61,835 were issued after March 31, 2006 for services performed.

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

Overview

Public Company Management Corporation (“PCMC”), a Nevada corporation, was formed on October 26, 2000. On October 1, 2004, we entered into an exchange agreement with the controlling shareholders of GoPublicToday.com (“GPT”), Pubco WhitePapers, Inc. (“PWP”), Nevada Fund (“NF”) and Public Company Management Services, Inc. (“PCMS”). Pursuant to the agreement, we acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued restricted shares of our common stock. Subsequent to the agreement, we obtained 100% of GPT and PWP, changed our fiscal year end from June 30 to September 30, and changed our name to Public Company Management Corporation.

PCMC is the holding company for, and conducts operations through its subsidiary companies. For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to the “Company,” “we,” “us,” and “our” refer to Public Company Management Corporation, a Nevada corporation, and its subsidiaries.

Description of Business

We are primarily engaged in education and consulting services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets. We provide the following products and services:

○	Educational materials that help private companies determine whether they should become public and the appropriate methods available to them;
○
Consulting services and advice to companies seeking to i) register and self distribute their own securities in a public offering without an underwriter, ii) conduct a State registered offering or a private placement and iii) migrate from the Pink Sheets to the OTCBB; and

○	Consulting services and advice to companies relating to compliance with federal and state securities regulations and corporate governance.

In addition, we created the PCMC Bulletin Board 30 Index ™, a comprehensive tracking index of OTCBB stocks, to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

Our clients consist primarily of growing small-to-middle market private companies that:

○	Have a business plan showing a potential for profitable operation and above normal growth within three to five years;
○	Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product/service delivery;
○	Support favorable financial expectations regarding return on investment; and
○	Have an experienced management team that owns a significant portion of current equity.

We provide our services through three subsidiary companies:

PubCo WhitePapers, Inc. (“PWP”) prepares and publishes white papers addressing critical financial, industry and regulatory issues and questions of interest to private companies considering the pros and cons of seeking public equity. The white papers published by PWP address a wide range of topics including the OTCBB and Pink Sheets markets, regulatory compliance requirements, strategic planning, liquidity, and financing matters. PWP created the website, PubcoWhitePapers.com, to provide an easily assessable destination for the owners of private companies to obtain the information they need to decide whether to go public, maintain compliance with corporate and securities regulations, and access the funding that they need to reach their goals.

GoPublicToday.com (“GPT”) provides significant consulting services, advice and management assistance to clients in connection with their registration and self-distribution of their securities without an underwriter and the clearance of their securities for quotation on the OTCBB or other securities markets. Services provided by GPT include:

o	advice regarding debt and equity structure of the client;
o	business plan preparation;
o	consulting services and advice relating to the private placement of securities;
o	Standard Industrial Classification, or SIC, code peer group development;
o	liaison with independent public accountants to conduct audits;
o	liaison with counsel regarding corporate and securities matters;
o	consulting services and advice relating to filing registration statements with the SEC and state blue sky filings for self-distributions;
o	identification of brokerage firms to serve as market makers; and
o	consulting services and advice regarding the requirements for quotation on the OTCBB.

Public Company Management Services, Inc. (“PCMS”) provides consulting services and advice relating to compliance with federal and state securities regulations and corporate governance to companies trading on the OTCBB and the Pink Sheets markets, private companies and other market participants. PCMS’ services are designed with small companies in mind and geared towards assisting its clients in complying with the regulations pertaining to public companies.

GPT and PCMS receive their revenue in the form of cash and restricted securities issued by their clients.

We market our services primarily through direct mail and email to potential clients, internet advertisement, through the PWP website, and various educational communications designed to promote the availability of public equity markets to companies with very small capitalization. We created the PCMC Bulletin Board 30 Index™ in July 2005 to promote greater awareness and familiarity with the OTCBB, the primary market for small issuers, and to increase our exposure as a provider of services to the micro-cap market. We anticipate that the PCMC Bulletin Board 30 Index™ will serve to educate greater numbers of investors about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch into the mainstream exchanges. The PCMC Bulleting Board 30 Index™ consists of 30 stocks that are selected based on: (1) three month average trade volume; (2) market capitalization; (3) historical stock price; (4) shares outstanding; (5) estimated float; (6) sales; (7) operating history; and (8) industry/sector diversity. The PCMC Bulletin Board 30 Index™ is a measurement of performance of stocks traded exclusively on the OTCBB. The index is comprised of 30 stocks and is not a full representation of the OTCBB marketplace, but rather a stratified grouping of stocks that meet certain well recognized standards. The current companies listed in the PCMC Bulleting Board 30 Index™ are not clients of ours.

Competitive Conditions

We compete with a large number of consulting firms, investment banks, merchant banks, financial advisors, and other companies that offer similar services. Many of our competitors have greater financial and management resources and greater market recognition than we do. We compete by targeting an underserved market and providing service to our clients through the experience and knowledge of our management personnel, the quality of our analysis and decision-making processes, and our flexible fee structures. We believe that we occupy a unique niche relating to privately held companies seeking access to the public equity markets that is substantially underserved.

Second Quarter Events

During the three months ended March 31, 2006, we signed contracts with two clients to provide them with consulting and advisory services in connection with various corporate and securities matters.

Effective January 2006, we entered into an employment agreement with Kipley J. Lytel, CFA. Pursuant to the agreement, Mr. Lytel serves as our Chief Operating Officer, Secretary and as a director. Mr. Lytel will focus on generating new clients and streamlining the process of consulting as project manager with many current clients. Mr. Lytel will also perform other functions including investor relations, marketing and strategic development.

Effective January 2, 2006, we entered into a consulting agreement with Trae O'Neil High. Pursuant to the agreement, Mr. High serves as our Chief Legal Officer. Mr. High will focus on managing our corporate legal function including advising us in the areas of federal and state securities laws, tax laws, corporate governance and the Sarbanes-Oxley Act of 2002. Mr. High will also manage our workflow as our clients go through the process of becoming publicly traded small businesses, including the provision of pre-filing review and comment on the client’s filings with the SEC.

The employment and consulting agreements provide for a minimum annual salary to be paid in cash and registered shares of our common stock. Mr. Lytel’s minimum annual salary may be adjusted upwards based on Mr. Lytel’s performance. At March 31, 2006, the aggregate minimum total future commitment due under the employment and consulting agreements was $103,500 and approximately 158,824 shares valued at $54,000. Mr. Lytel and Mr. High are also entitled to receive restricted and registered shares of our common stock based on certain milestones as provided in their agreements.

During our second quarter, we began efforts directed at highlighting our business model, operational milestones and company objectives and outlook to investors, prospective clients, potential business allies and funding groups. We have participated, and plan to continue to participate, in investor/funding conferences during the remainder of 2006.

Results of Operations for the Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005.

Revenue declined $327,943, or 29%, to $792,160 for the six months ended March 31, 2006, as compared to revenue of $1,120,103 for the six months ended March 31, 2005. This decline was primarily due to a modification that resulted in an additional $602,135 in revenue recorded in the six month period ended March 31, 2005. We did not have such a modification during the six month period ended March 31, 2006

General and administrative expense decreased $293,908, or 25%, to $867,551 for the six months ended March 31, 2006, as compared to general and administrative expense of $1,161,459 for the six months ended March 31, 2005. The decrease in general and administrative expense was primarily due to a decrease in officer expenses, a decrease in business development, and a decrease in marketing related to our contracts.

Bad debt expense was $70,500 for the six months ended March 31, 2006, as compared to bad debt expense of $-0- for the six months ended March 31, 2005. The increase in bad debt expense was due to increases in bad debt allowances for potential un-collectable consulting fees due from client companies.

Depreciation and amortization decreased $534, or 2%, to $24,640 for the six months ended March 31, 2006, as compared to $25,174 for the six months ended March 31, 2005. The decrease in depreciation and amortization expense was primarily a result of capitalized equipment which had become fully depreciated.

Total operating expenses decreased $223,942, or 19%, to $962,691 for the six months ended March 31, 2006, as compared to $1,186,633 for the six months ended March 31, 2005. The decrease in total operating expenses was primarily attributable to the decrease in general and administrative expense.

Interest expense increased $18,111, or 132%, to $31,801 for the six months ended March 31, 2006, as compared to interest expense of $13,691 for the six months ended March 31, 2005. The increase in interest expense was due to an increase in short-term notes payable.

Interest income decreased to $12 for the six months ended March 31, 2006, as compared to interest income of $17,858 for the six months ended March 31, 2005. The decrease in interest income was due to a reduction in notes receivable.

Realized gain on sale of assets decreased to $-0- for the six months ended March 31, 2006, as compared to realized gain on sale of assets of $108,287 for the six months ended March 31, 2005. The decrease in realized gain on sale of assets was due to the sale of an investment in real estate during the six month period ended March 31, 2005. We no longer hold investments in real estate and did not have any such sales during the six month period ended March 31, 2006.

Realized gain on sale of marketable securities decreased $64,202, or 73%, to $23,951 for the six months ended March 31, 2006, as compared to $88,153 for the six months ended March 31, 2005. The decrease in realized gain on sale of marketable securities was due to changes in the market value of marketable securities.

We had unrealized loss on marketable securities of $247,171 for the six months ended March 31, 2006, as compared to unrealized loss on marketable securities of $26,067 for the six months ended March 31, 2005. The increase in unrealized loss on marketable securities was primarily due to changes in the market value of marketable securities.

We recorded a full valuation allowance against deferred tax assets during the six months ended March 31, 2006, because management believes it is more likely than not that deferred tax assets will not be realized. We had deferred income tax of $81,746 for the six months ended March 31, 2005.

We had net loss of $425,540 (and basic and diluted loss per share of $0.02) for the six months ended March 31, 2006, as compared to net income of $26,264 (and basic and diluted income per share of $0.00) for the six months ended March 31, 2005. The change from net income to net loss was primarily attributable to the increase in unrealized loss on marketable securities, the decrease in realized gain on sale of marketable securities, the decrease in realized gain on sale of assets and the decrease in revenue.

We had an accumulated deficit of $1,348,811 and total stockholders’ equity of $898,346 as of March 31, 2006.

Liquidity and Capital Resources

We had total current assets of $528,937 as of March 31, 2006, which consisted of cash of $9,956, net accounts receivable of $28,028, notes receivable of $28,625, marketable securities of $455,900 and other assets of $6,428.

We had total current liabilities of $2,699,520 as of March 31, 2006, which consisted of deferred revenues of $2,205,400, accounts payable and accrued expenses of $313,691, notes payable of $88,410, bank lines of credit of $76,005 and current portion of installment notes payable of $16,015.

We had negative working capital of $2,170,583. The ratio of total current assets to total current liabilities was approximately 20% as of March 31, 2006.

During the six months ended March 31, 2006, net cash decreased $30,105 consisting of $134,807 used in operations and $10,193 used by financing activities, which were offset by $114,895 provided by investing activities.

Net cash used in operating activities during the six month period ended March 31, 2006, consisted of net loss of $425,540, a change in marketable and non marketable securities of $(1,171,857) and an adjustment for gain on sale of marketable securities of $(23,951), which were offset by changes in deferred revenue of $725,200, accounts payable and accrued expenses of $100,187, notes receivable of $27,868, accounts and stock receivable of $20,374 and adjustments for stock and assets issued for services of $270,601, unrealized loss on marketable securities of $247,171, bad debt expense of $70,500 and depreciation and amortization of $24,640.

Net cash provided by investing activities during the six month period ended March 31, 2006, consisted of proceeds from sale of marketable securities of $114,895.

Net cash used by financing activities during the six month period ended March 31, 2006, consisted of payments on installment notes payable of $9,932 and net payments on bank line of credit of $4,471, which were offset by shareholder advances of $4,210.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities. In the past, from time-to-time, our President, Chief Executive Officer, sole director and majority shareholder, Stephen Brock has provided personal capital funding to the Company. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In April 2006, we and UgoMedia Interactive Corporation entered a stipulated payment order pursuant to which UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. As of the filing of this report, UgoMedia has paid us $27,500, in conformity with the payment schedule and $8,000, which they paid prior to the order, but which the court did not credit against the amount due in the order. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

We continue to aggressively market our services to small and emerging businesses. We continued to sign contracts with clients during the three months ending March 31, 2006, to provide consulting and advisory services in connection with various corporate and securities matters. Although we receive payment under such contracts early in the contract term, earnings under such contracts are recognized as certain milestones are completed. As a result, each contract may have a material impact on future income as the services are provided and the payments received are recognized as income.

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

Our President and Chief Executive, who also acts as our Principal Financial Officer, after evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, has concluded that as of that date our disclosure controls and procedures were effective.

No significant changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

In April 2006, we and UgoMedia Interactive Corporation entered into a stipulated payment order, which was filed in the District Court of Clark County, Nevada in a breach of contract case which we had brought against UgoMedia in July 2004. Pursuant to the order, UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. UgoMedia has paid us $27,500 in conformity with the payment schedule as of the filing of this report. In the event that UgoMedia fails to make their scheduled payments or cure such failure according to the terms of the order, we have the right to immediately enter judgment for the balance then due, less payments previously received, together with interest on the then unpaid balance at the rate of 8% per annum until fully paid. The order also provides that one of the individual defendants is subject to a $40,000 judgment inclusive of the $315,000 that was owed to us by Ugomedia; however, this judgment is subject to a dollar-for-dollar credit for all sums paid to us by UgoMedia. We may also enter judgment against the individual, subject to the credit and any amounts paid to us by the individual, if UgoMedia fails to make the scheduled payments or cure such failure.

In the ordinary course of our business, we may from time to time become subject to routine litigation which is incidental to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table lists unregistered sales of our securities during the period covered by this report.

Purchaser	Shares of Common Stock	Consideration	Value	Date

Aventura Holdings, Inc.	50,000	Fee for consolidating notes payable	$26,000	01/12/2006
Stephen A. Boyko	25,000	Advisory Board Services Rendered	$13,000	01/20/2006
William F. Ross	25,000	Advisory Board Services Rendered	$13,000	01/20/2006
William Bradford Smith	25,000	Advisory Board Services Rendered	$13,000	01/20/2006
C. Dennis Hensling	10,000	Consulting Services Rendered	$3,300	03/30/2006

We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: May 22, 2006	By:	/s/ Stephen Brock

Name: Stephen Brock Title: President, CEO, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer