Form 10QSB
period 2006-06-30
PUBLIC CO MANAGEMENT CORP
filed 2006-07-25
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

As of July 12, 2006, there were 23,541,912 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

PUBLIC COMPANY MANAGEMENT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2006

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$15,074	$40,061
Accounts receivable, net	21,778	11,981
Notes receivable	8,625	56,500
Marketable securities	303,911	719,233
Other assets	6,428	6,421
Total current assets	355,816	834,196

Stock receivable, net	9,500	394,975
Non-marketable securities	4,758,878	1,623,552
Furniture and equipment, net	56,902	69,797
Website, net	13,154	37,187
TOTAL ASSETS	$5,194,250	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$330,360	$213,198
Accounts payable - Related party	30,871	-
Current portion of installment notes payable	18,515	16,015
Bank lines of credit	72,601	80,476
Notes payable	88,410	84,200
Deferred revenues	3,898,112	1,480,200
Total current liabilities	4,438,869	1,874,089
Long-term portions of installment note payable	15,083	32,029
TOTAL LIABILITIES	4,453,952	1,906,118

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
23,541,912 and 22,553,171 shares issued and outstanding, respectively	23,542	22,553
Paid-in-capital	2,311,249	1,954,003
Accumulated deficit	(1,594,493)	(922,967)
TOTAL STOCKHOLDERS’ EQUITY	740,298	1,053,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,194,250	$2,959,707

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$193,414	$353,063	$985,574	$1,473,165

General and administrative	332,517	1,539,320	1,200,374	2,709,128
Bad debt expense (benefit)	(4,490)	-	66,010	-
Depreciation and amortization	12,288	13,381	36,928	30,205
Total operating expenses	340,315	1,552,701	1,303,312	2,739,333
Net loss from operations	(146,901)	(1,199,638)	(317,738)	(1,266,168)

Other income and (expense)
Interest expense	(2,338)	(2,516)	(34,139)	(16,207)
Interest income	9	3,905	21	21,763
Realized gain on sale of assets	-	89,731	-	198,017
Realized gain (loss) on sale of securities	(6,247)	1,824	17,705	89,977
Unrealized loss on marketable securities	(90,205)	(182,661)	(337,375)	(208,728)
Total other income (expense)	(98,781)	(89,717)	(353,788)	84,822

Loss before income taxes	(245,682)	(1,289,355)	(671,526)	(1,181,346)
Deferred income tax (benefit)	-	(238,104)	-	(156,358)
Net loss	$(245,682)	$(1,051,251)	$(671,526)	$(1,024,988)

Weighted average shares outstanding	23,374,039	21,263,147	22,972,151	21,158,098
Basic and diluted loss per share	($0.01)	($0.05)	($0.03)	($0.05)

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows Used in Operating Activities:
Net loss	$(671,526)	$(1,024,988)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	36,928	30,205
Bad debt expense	66,010	-
Loss (gain) on sale of investments	-	(198,017)
Loss (gain) on sale of marketable securities	(17,705)	(89,977)
Unrealized loss (gain) on marketable securities	337,375	208,728
Stock and assets issued for services	358,236	1,292,569
Marketable securities issued for services	-	12,537
Deferred income tax	-	(156,358)
Changes in assets and liabilities
Accounts and stock receivable	309,668	(405,029)
Marketable and non-marketable securities	(3,108,962)	(862,879)
Notes receivable	47,868	-
Other current assets	-	(155,888)
Accounts payable and accrued expenses	121,372	106,738
Accounts payable - Related party	30,871	-
Deferred revenue	2,417,912	611,392
Net Cash Used in Operating Activities	(71,953)	(630,967)

Cash Flows Provided by Investing Activities:
Proceeds from sale of marketable securities	69,287	240,799
Proceeds from sale of investment	-	443,017
Purchase of furniture and equipment	-	(13,979)
Purchase of marketable securities	-	(11,530)
Purchase of investment property	-	(5,000)
Net Cash Provided by Investing Activities	69,287	653,307

Cash Flows Used in Financing Activities:
Net payments on bank line of credit	(7,875)	(888)
Payments on installment notes payable	(14,446)	(158,832)
Sale of common stock	-	6,763
Net Cash Used in Financing Activities	(22,321)	(152,957)

Net decrease in cash	(24,987)	(130,617)
Cash at beginning of period	40,061	153,509
Cash at end of period	$15,074	$22,892

Cash paid during the period for:
Interest	$34,139	$16,207
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on December 29, 2005. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

During the nine months ended June 30, 2006, PCMC issued 908,741 shares for services rendered. These shares were valued at their fair market value ranging from $0.12 to $0.90 per share, resulting in total share-based compensation expense of $358,236. An additional 80,000 shares were issued to satisfy previous obligations of the prior company that PCMC merged into in October 2004. These shares were accounted for as an adjustment to the original recapitalization accounting with no assigned valuation.

NOTE 3 - EMPLOYMENT AND CONSULTING AGREEMENTS

PCMC hired two executive-level employees with written contracts during the previous quarter ended March 31, 2006. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on the executive’s performance) to be paid in cash and registered shares of PCMC’s common stock. At June 30, 2006, the minimum total future commitment due was $69,000 cash and 184,800 shares valued at $23,100 (or $0.125 per share). The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements.

NOTE 4 - SUBSEQUENT EVENTS

The registration statement of one of PCMC’s clients became effective with the SEC on July 20, 2006. PCMC will begin providing compliance services to this client for the next twelve months. PCMC owns 875,000 shares of common stock of this client.

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

Overview

Public Company Management Corporation (“PCMC”), a Nevada corporation, was formed on October 26, 2000. On October 1, 2004, we entered into an exchange agreement with the controlling shareholders of GoPublicToday.com, Inc., formerly GoPublicToday.com prior to June 23, 2006 (“GPT”), Pubco WhitePapers, Inc. (“PWP”), Nevada Fund (“NF”) and Public Company Management Services, Inc. (“PCMS”). Pursuant to the agreement, we acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NF, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued restricted shares of our common stock. Subsequent to the agreement, we obtained 100% of GPT and PWP, changed our fiscal year end from June 30 to September 30, and changed our name to Public Company Management Corporation.

PCMC is the holding company for, and conducts operations through, its subsidiary companies. For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to the “Company,” “we,” “us,” and “our” refer to Public Company Management Corporation, a Nevada corporation, and its subsidiaries.

Description of Business

We are primarily engaged in education and consulting services to assist small, privately held businesses create long-term value for their shareholders and partners by obtaining and maintaining access to public capital markets. We provide the following products and services:

○	Educational materials that help private companies determine whether they should become public and the appropriate methods available to them;
○
Consulting services and advice to companies seeking to i) register and self-distribute their securities in a public offering without an underwriter, ii) conduct a State registered offering or a private placement and iii) migrate from the Pink Sheets to the OTCBB; and

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
○
Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product and/or service delivery;

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

GoPublicToday.com, Inc. (“GPT”) provides significant consulting services, advice and management assistance to clients in connection with their registration and self-distribution of their securities without an underwriter and the clearance of their securities for quotation on the OTCBB or other securities markets. Services provided by GPT include:

○	Advice regarding debt and equity structure of the client;
○	Business plan preparation;
○	Consulting services and advice relating to the private placement of securities;
○	Standard Industrial Classification, or SIC, code peer group development;
○	Liaison with independent public accountants to conduct audits;
○	Liaison with counsel regarding corporate and securities matters;

○	Consulting services and advice relating to filing registration statements with the SEC and state blue sky filings for self-distributions;
○	Identification of brokerage firms to serve as market makers; and
○	Consulting services and advice regarding the requirements for quotation on the OTCBB.

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

We market our services primarily through direct mail and email to potential clients, internet advertisement, the PWP website, and various educational communications designed to promote the availability of public equity markets to companies with very small capitalization. We created the PCMC Bulletin Board 30 Index™ in July 2005 to promote greater awareness and familiarity with the OTCBB, the primary market for small issuers, and to increase our exposure as a provider of services to the micro-cap market. We anticipate that the PCMC Bulletin Board 30 Index™ will serve to educate greater numbers of investors about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch into the mainstream exchanges. The PCMC Bulleting Board 30 Index™ consists of 30 stocks that are selected based on: (1) three month average trade volume; (2) market capitalization; (3) historical stock price; (4) shares outstanding; (5) estimated float; (6) sales; (7) operating history; and (8) industry/sector diversity. The PCMC Bulletin Board 30 Index™ is a measurement of performance of stocks traded exclusively on the OTCBB. The index is comprised of 30 stocks and is not a full representation of the OTCBB marketplace, but rather a stratified grouping of stocks that meet certain well recognized standards. The current companies listed in the PCMC Bulleting Board 30 Index™ are not clients of ours and we do not own any of their securities.

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

Third Quarter Events

During the three months ended June 30, 2006, we focused more on servicing our existing clients to move them further along our consulting process and prepare them for their compliance. We finalized the terms of the compliance portion of the contract with one of our clients, and as a result, we received 375,000 shares of the client’s common stock, valued at $1.25 per share or $468,750 based upon contemporaneous third-party sales by the client of its common stock. We recognized one-twelfth of the value of these shares as revenue during the period covered by this report and the remainder was included in deferred revenue. This client’s registration statement with the SEC became effective after the period covered by this report as discussed below under the heading “Subsequent Events”. In addition, we terminated our relationship with two of our clients (discussed below). We will not be providing compliance services to those clients.

We expected that the common stock of clients with which we have compliance contracts would be registered with the SEC and begin trading on the OTCBB either during our fourth quarter or our first quarter of the forthcoming fiscal year. During our third quarter, we allocated significant resources to revise and further develop our compliance consulting services in anticipation of increased obligations on us to provide compliance services to these and other clients. We also allocated significant resources to further develop our new process for Pink Sheets companies to migrate to the OTCBB.

On April 1, 2006, we highlighted our business model, operational milestones and company objectives and outlook in a presentation that we gave to attendees of the Southern California Investment Association National Small Cap Syndicate Conference in Irvine, California. On May 2, 2006, we hosted an exhibit booth during the 17th Annual Conference of the National Association of Active Investment Managers in Phoenix, Arizona. We offered several educational resources including white papers on topics such as the advantages of the Form SB-2 filing process and asset protection, along with information on our other value-added services for both private and public companies. We plan to continue to participate in investor/funding conferences during the remainder of 2006.

On May 8, 2006, we and Sputnik, Inc. entered into a termination agreement and general release pursuant to which we terminated our contract for services with Sputnik, except as specifically set forth in the termination agreement, we each released the other and their affiliates from all claims. The termination agreement did not expand any of our rights, duties or obligations; however, we will not be entering into a contract to provide compliance services to Sputnik, pursuant to which we would have received additional restricted shares of Sputnik’s common stock and other compensation.

On June 12, 2006, we and Legacy Communications Corporation entered into a termination and mutual release agreement pursuant to which we terminated our contract for services with Legacy. We returned some shares and retained some shares of common stock of Legacy which we held. We also retained all cash payment which Legacy had previously made to us under the contract. We and Legacy each released the other and their affiliates from all claims. We have no further obligations to Legacy and they have no further obligations to us. We treated the contract with Legacy as fully performed with respect to the shares that we retained.

In June 2006, we contacted Escape International, Inc. regarding a lawsuit between us. As a result of our communications with Escape, we settled the matters between us. Escape paid us $25,000 as of June 30, 2006, and, subsequent to the period covered by this report, Escape and we entered into a new contract pursuant to which we will provide them with consulting and advisory services in connection with various corporate and securities matters.

Subsequent Events

One of our client’s registration statements became effective with the SEC on July 19, 2006. We expect that in the near future the client’s common stock will be cleared for quotation on the OTCBB. We will provide compliance services to this client for the next twelve months. We own 875,000 restricted shares of common stock of this client. The registration statement is for the resell of securities by the client’s shareholders, but not including us. The proposed maximum offering price by those shareholders is $1.25 per share. Some of the shares that we hold of this client may be available for resale under Rule 144 of the Securities Act as early as October 2006, provided that at such time the client is current in its filings with the SEC and has been subject to such filing requirements for at least 90 days.

Results of Operations for the Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005.

Revenue declined $487,591, or 33%, to $985,574 for the nine months ended June 30, 2006, as compared to revenue of $1,473,165 for the nine months ended June 30, 2005. This decline was primarily due to a modification that resulted in an additional $602,135 in revenue recorded in the three month period ended March 30, 2005. We did not have such a modification during the nine month period ended June 30, 2006.

General and administrative expense decreased $1,508,754, or 56%, to $1,200,374 for the nine months ended June 30, 2006, as compared to general and administrative expense of $2,709,128 for the nine months ended June 30, 2005. The decrease in general and administrative expense was primarily due to a decrease in officer expenses, a decrease in investor and public relations and a decrease in marketing related to our contracts.

Bad debt expense was $66,010 for the nine months ended June 30, 2006, as compared to bad debt expense of $-0- for the nine months ended June 30, 2005. The increase in bad debt expense was due to increases in bad debt allowances for potential un-collectable consulting fees due from client companies.

Depreciation and amortization increased $6,723, or 22%, to $36,928 for the nine months ended June 30, 2006, as compared to $30,205 for the nine months ended June 30, 2005. The increase in depreciation and amortization expense was the result of realizing a full nine months of depreciation for the current period ended June 30, 2006 for property placed into service during the prior year. Some of the assets placed in service during the nine months ended June 30, 2005 realized less than nine months of depreciation because they were not in service for the full nine months.

Total operating expenses decreased $1,436,021, or 52%, to $1,303,312 for the nine months ended June 30, 2006, as compared to $2,739,333 for the nine months ended June 30, 2005. The decrease in total operating expenses was primarily attributable to the decrease in general and administrative expense.

Interest expense increased $17,932, or 111%, to $34,139 for the nine months ended June 30, 2006, as compared to interest expense of $16,207 for the nine months ended June 30, 2005. The increase in interest expense was due to an increase in short-term notes payable.

Interest income decreased $21,715, or 99.9%, to $21 for the nine months ended June 30, 2006, as compared to interest income of $21,763 for the nine months ended June 30, 2005. The decrease in interest income was due to a reduction in notes receivable.

Realized gain on sale of assets decreased to $-0- for the nine months ended June 30, 2006, as compared to realized gain on sale of assets of $198,017 for the nine months ended June 30, 2005. The decrease in realized gain on sale of assets was due to the sale of investments in real estate during the nine month period ended June 30, 2005. We no longer hold investments in real estate and did not have any such sales during the nine month period ended June 30, 2006.

Realized gain on sale of marketable securities decreased $72,272, or 80%, to $17,705 for the nine months ended June 30, 2006, as compared to realized gain on sale of marketable securities of $89,977 for the nine months ended June 30, 2005. The decrease in realized gain on sale of marketable securities was due to the net declines in the market values of marketable securities.

Unrealized loss on marketable securities increased $128,647, or 62%, to $337,375 for the nine months ended June 30, 2006, as compared to unrealized loss on marketable securities of $208,728 for the nine months ended June 30, 2005. The increase in unrealized loss on marketable securities was primarily due to changes in the values of marketable and non-marketable securities.

We recorded a full valuation allowance against deferred tax assets during the nine months ended June 30, 2006, because management believes it is more likely than not that deferred tax assets will not be realized. We had a deferred income tax benefit of $156,358 for the nine months ended June 30, 2005.

We had a net loss of $671,526 (and basic and diluted loss per share of $0.03) for the nine months ended June 30, 2006, as compared to a net loss of $1,024,988 (and basic and diluted loss per share of $0.05) for the nine months ended June 30, 2005. The decrease of $353,462, or 34%, in the net loss was attributable to a decrease in total operating expenses which more than offset a decrease in revenues and an increase in total other expense.

We had an accumulated deficit of $1,594,493 and total stockholders’ equity of $740,298 as of June 30, 2006.

Liquidity and Capital Resources

We had total current assets of $355,816 as of June 30, 2006, which consisted of cash of $15,074, net accounts receivable of $21,778, notes receivable of $8,625, marketable securities of $303,911 and other assets of $6,428.

We had total current liabilities of $4,438,869 as of June 30, 2006, which consisted of deferred revenues of $3,898,112, accounts payable and accrued expenses of $330,360, notes payable of $88,410, bank lines of credit of $72,601, accounts payable to related party of $30,871 and the current portion of installment notes payable of $18,515. Accounts payable to related party consist entirely of the amounts we owed pursuant to a consulting agreement with our chief legal officer.

We had negative working capital of $4,083,053. The ratio of total current assets to total current liabilities was approximately 8.0% as of June 30, 2006.

During the nine months ended June 30, 2006, net cash decreased $24,987 consisting of $71,953 used in operations and $22,321 used in financing activities, which were offset by $69,287 provided by investing activities.

Net cash used in operating activities during the nine month period ended June 30, 2006, consisted of net loss of $671,526, an increase in marketable and non marketable securities of $3,108,962 and an adjustment for realized gain on the sale of marketable securities of $17,705. These items were offset by non-cash expenses of depreciation and amortization of $36,928, bad debts of $66,010, unrealized loss on marketable securities of $337,375 and stock and assets issued for services of $358,236. In addition, accounts and stock receivable decreased by $309,668 and notes receivable decreased by $47,868 while accounts payable and accrued expenses increased by $121,372, accounts payable to related parties increased by $30,871 and deferred revenue increased by $2,417,912 during the nine months ended June 30, 2006.

Net cash provided by investing activities during the nine month period ended June 30, 2006, consisted of proceeds from the sale of marketable securities of $69,287.

Net cash used by financing activities during the nine month period ended June 30, 2006, consisted of payments on installment notes payable of $14,446 and net payments on bank line of credit of $7,875.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, our President, Chief Executive Officer, sole director and majority shareholder, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In April 2006, we and UgoMedia Interactive Corporation entered a stipulated payment order pursuant to which UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. As of the filing of this report, UgoMedia has paid us $45,000, in conformity with the payment schedule and $8,000, which they paid prior to the order, but which the court did not credit against the amount due in the order. We also received $25,000 from Escape International, Inc. as of June 30, 2006, as a partial payment on a summary judgment that we have against them in the principal amount of $68,750 plus pre- and post-judgment interest. We also are due $4,500 from Legacy Communications Corporation pursuant to a termination and mutual release agreement. We received a principal payment of $20,000 as of June 30, 2006, from Healthcare Business Services Groups, Inc. on a note receivable obligation, leaving a remaining note receivable balance of $8,625. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

We continue to aggressively market our services to small and emerging businesses. Although we receive payment under such contracts early in the contract term, earnings under such contracts are recognized as certain milestones are completed. As a result, each contract may have a material impact on future income as the services are provided and the payments received are recognized as income.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.  Controls and Procedures.

Our President and Chief Executive Officer, who also acts as our Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, and has concluded that as of that date our disclosure controls and procedures were effective.

No significant changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2006, UgoMedia Interactive Corporation and we entered into a stipulated payment order, which was filed in the District Court of Clark County, Nevada in a breach of contract case which we had brought against UgoMedia in July 2004. Pursuant to the order, UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. UgoMedia has paid us $45,000 in conformity with the payment schedule as of the filing of this report. In the event that UgoMedia fails to make their scheduled payments or cure such failure according to the terms of the order, we have the right to immediately enter judgment for the balance then due, less payments previously received, together with interest on the then unpaid balance at the rate of 8% per annum until fully paid. The order also provides that one of the individual defendants is subject to a $40,000 judgment inclusive of the $315,000 that was owed to us by Ugomedia; however, this judgment is subject to a dollar-for-dollar credit for all sums paid to us by UgoMedia. We may also enter judgment against the individual, subject to the credit and any amounts paid to us by the individual, if UgoMedia fails to make the scheduled payments or cure such failure.

In June 2006, we contacted Escape International, Inc. regarding a lawsuit between us filed on November 4, 2004, in the District Court, Clark County, Nevada. As a result of our communications with Escape, we settled the matters between us. Escape paid us $25,000 as of June 30, 2006, and, subsequent to the period covered by this report, Escape and we entered into a new contract pursuant to which we will provide them with consulting and advisory services in connection with various corporate and securities matters.

In the ordinary course of our business, we may from time to time become subject to routine litigation which is incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table lists unregistered sales of our securities during the period covered by this report.

Purchaser	Shares of Common Stock	Consideration	Value	Date

Scott Allen	13,741	Consulting Services Rendered	$3,435	05/08/2006
Kipley J. Lytel	40,000	Achievement of Milestones as COO	$4,800	06/16/2006

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

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: July 25, 2006	By:	/s/ Stephen Brock
Name: Stephen Brock
Title: President, CEO, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer