Form 10KSB/A
period 2005-09-30
PUBLIC CO MANAGEMENT CORP
filed 2006-10-31
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ____________

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION (Name of Small Business Issuer in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	88-0493734 (IRS Employer Identification No.)

5770 El Camino Road Las Vegas, NV (Address of Principal Executive Offices)	89118 (Zip Code)

(702) 222-9076 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenue for its most recent fiscal year was $1,422,535.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,391,102 as of October 26, 2006, based upon the per share closing sale price of $0.33 on such date.

As of October 26, 2006, there were outstanding 23,654,412 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC" or the "Company") filed its Annual Report on Form 10-KSB for fiscal year 2005 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on December 29, 2005. On August 1, 2006, the Commission issued comments to the Annual Report. This Annual Report on Form 10-KSB/A, Amendment No. 1 ("Amendment No. 1") amends the Annual Report to incorporate certain revisions that have been made to PCMC’s disclosures and the presentation of PCMC’s financial statements, in response to the Commission’s comments.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 5. Market for Common Equity and Related Stockholder Matters.
•	Item 6. Management Discussion and Analysis or Plan of Operation.
•	Item 7. Financial Statements.

Although this Form 10-KSB/A contains all of the items required to be included in an Annual Report on Form 10-KSB, no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events, except under the heading “Risk Factors” to include disclosure regarding an order of private investigation issued by the SEC on August 4, 2006, in the matter of M & A Capital Advisers, LLC, of which Stephen Brock, our CEO is the sole owner. In addition, pursuant to the rules of the SEC, Item 13 of Part III of the original filing has been amended to contain currently dated certifications from the PCMC’s Chief Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31 and 32.

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the original filing, and PCMC has not updated the disclosures contained herein to reflect events that occurred at a later date.

PUBLIC COMPANY MANAGEMENT CORPORATION

PART I.

Item 1. Description of Business

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

PCMC is the holding company for, and conducts operations through its subsidiary companies, GPT, PWP, NF, and PCMS. The term “we” and “our” refers to Public Company Management Corporation, and its subsidiaries unless otherwise stated.

Description of Business

We are primarily engaged in education and consulting services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets. We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them; provide consulting services and advice relating to the registration of securities for self distributions, and provide consulting services and advice relating to compliance with the federal securities laws and corporate governance. In addition, we created the PCMC Bulletin Board 30 Index ™, a comprehensive tracking index of Over-The-Counter Bulletin Board (“OTCBB”) stocks to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

Our clients consist primarily of growing, small-to-middle market private companies that:

•	Have a business plan showing a potential for profitable operation and above normal growth within three to five years;
•	Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product/service delivery.
•	Support favorable financial expectations regarding return on investment; and
•	Have an experienced management team that owns a significant portion of current equity.

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

GoPublicToday.com, Inc. (“GPT”) provides significant consulting services, advice and management assistance in connection with the registration of securities for self-distribution and admission of securities to trading on the OTCBB or other securities markets. Services provided by GPT include:

•	advice regarding debt and equity structure of the client;
•	business plan preparation;
•	consulting services and advice relating to private placement of securities under state and federal securities laws;
•	SIC Code peer group development;
•	liaison with independent public accountants to conduct audits;
•	liaison with counsel regarding corporate and securities matters;
•	consulting services and advice relating to filing registration statements with the SEC and state blue sky filings for self-distributions;
•	identification of brokerage firms to serve as market makers;
•	consulting services and advice regarding NASD requirements for OTCBB listing; and
•	EDGAR submissions with the SEC.

Public Company Management Services, Inc. (“PCMS”) provides consulting services and advice relating to compliance with federal and state securities and corporate governance regulations to companies trading on the OTCBB and Pink Sheet markets, private companies and other market participants. PCMS’s services are designed with small companies in mind and geared towards assisting its clients to comply with all appropriate rules and regulations pertaining to public companies, such as

•	Section 13 or 15 of the Securities Exchange Act of 1934;
•	Preparation for compliance with the Sarbanes-Oxley requirements;
•	Preparation for compliance with Corporate Governance Assessment;
•	Identification of Regulatory Risks (PATRIOT, HIPAA, SAS 70, GLB);
•	Human Resource Compliance; and
•	Federal and State Securities Regulations

We market our services primarily through direct mail and e-mail to potential clients, internet advertisement, through the PWP website, and various educational communications designed to promote the availability of public equity markets to companies with very small capitalization. We created the PCMC Bulletin Board 30 Index™ (the “OTC Index”) in July 2005 to promote greater awareness and familiarity with the Over-The-Counter Bulletin Board market (“OTCBB”), the primary market for small issuers, and to increase our exposure as a provider of services to the micro-cap market. We anticipate that the OTC Index will serve to educate greater numbers of investors about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch into the mainstream exchanges. The PCMC Bulleting Board 30 Index™ consists of 30 stocks that are selected based on: (1) three month average trade volume; (2) market capitalization; (3) historical stock price; (4) shares outstanding; (5) estimated float; (6) sales; (7) operating history; and (8) industry/sector diversity. The PCMC Bulletin Board 30 Index™ is the only measurement of performance of stocks traded exclusively in the OTCBB.

We receive payment for our services in the form of cash and restricted securities issued by our clients. Each contract requires the payment of approximately $70,000 in cash and approximately 500,000 shares of restricted securities. We recognize earnings over the life of each contract as certain milestones are accomplished, based primarily on the amount of time and expense it is estimated to complete such milestones. These milestones include the completion of documents for an initial private placement, the filing of a registration statement for a self-distribution, the effective registration of securities by the SEC, and the admission of the client’s securities to trading on the OTCBB.

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

A significant portion of our revenue and earnings consists of securities that are not freely transferable. Our business operations consist primarily of providing consulting services and advice to small private companies that seek to have access to the public equity market through the OTCBB or Pink Sheets and we receive a significant portion of our compensation in unregistered securities issued by these companies. There is no assurance that a market will develop for these securities or, if one does develop, that it would be characterized by liquidity and stability. In addition, such securities are “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933 and are not freely transferable without registration or an exemption from registration. We may be unable to sell or distribute such securities at the times we would like if at all.

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

Registration of securities is subject to delays and other factors that are beyond our control. Our services relate primarily to advice and consulting relating to the registration of securities for self-distribution by our clients and admission of our client’s securities to trading on a public market and our revenue is contingent upon these events. Registration of securities is subject to review and approval by the United States Securities and Exchange Commission and admission to trading on the OTCBB is subject to review and approval by the National Association of Securities Dealers. Such review and approval may result in delays that could adversely affect the recognition of revenue relating our consulting agreements.

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

We may be required to register as an Investment Company under the Investment Company Act of 1940. We believe that we are primarily engaged in the business of providing consulting services and that the ownership of securities is an incidental result of our business operations. However, as a result of our fee structures, a substantial part of our assets may be deemed to consist of, or a substantial part of our income may be deemed to arise from, investment securities. If the United States Securities and Exchange Commission (“SEC”) determines that we meet the definition of an investment company, we may be required to register under the Investment Company Act 1940 (the “1940 Act”) and would become subject to substantial restrictions on the issuance of more than one class of debt or equity, the issuance of options and warrants, transactions between us and our directors or controlling stockholders and other limitations on the way we would be able to conduct our business. There can be no assurance that the SEC will not require us to register under the 1940 Act, or, if required to do so, that we will be able to complete such registration process in a timely manner, if at all, or at a reasonable cost.

Our Sole Officer and Sole Director and majority stockholder can exercise control over us. Mr. Stephen Brock is our President, Chief Executive Officer, Treasurer, Secretary and sole director and owns more than 72 % of our outstanding stock. We do not have an independent member of our board of directors elected by the stockholders. Mr. Brock’s interests may conflict with or be adverse to the interests of our other stockholders. However, since Mr. Brock owns more than a majority of all issued and outstanding shares of our stock, the other stockholders will not be able to remove or replace Mr. Brock, elect directors or officers, or cause us to engage in any transactions without his consent even if they believe that it is in our best interests to do so.

We have obtained a copy of a an order of private investigation by the SEC in the matter of M & A Capital Advisers, LLC.

On August 4, 2006, the Securities and Commission issued an order of private investigation in the matter of M & A Capital Advisers, LLC. Stephen Brock, our Chief Executive Officer is the sole owner of M & A Capital Advisers, LLC. We are cooperating with the Commission’s investigation.

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

PART II.

Item 5. Market For Common Equity, Related Stockholder Matters and Sales of Unregistered Securities.

Our Common Stock, $.001 par value per share, became listed on the Over-The-Counter Bulletin Board (“OTCBB”) on September 29, 2004 under the symbol “PUBC”. The following table sets forth the high and low bid prices for our common stock from October 1, 2004 through September 30, 2005 as reported by the National Association of Securities Dealers, Inc. Price quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Fiscal Year 2005	Number of Shares

December 2004	1,155,376
March 2005	60,000
June 2005 and September 2005	948,336

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described in the Description of the Business of this Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

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

Overview

Public Company Management Corporation is primarily engaged in education and consulting and compliance services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets. We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them, consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and compliance services aimed at maintaining their public status. In addition, we created the PCMC Bulletin Board 30 Index™, a comprehensive tracking index of OTCBB stocks to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

Our clients consist primarily of growing, small-to-middle market private companies that:

•	Have a business plan showing a potential for profitable operation and above normal growth within three to five years;
•	Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product/service delivery;
•	Support favorable financial expectations regarding return on investment; and
•	Have an experienced management team that owns a significant portion of their current equity.

How We Generate Revenue

During Fiscal 2005, we derived revenue from the following activities:

Educational White Papers, Open Lines and Consultations. We have a database of over 140 educational white papers that serve growth-stage business owners and financial executives. We sell these white papers at retail prices ranging from $9.95 to $194.95 per paper. We also conduct open lines communications and consultations with potential clients regarding their prospects of becoming public companies. We expect that a certain number of these sales, open lines and consultations will translate into clients seeking to become fully reporting, publicly traded companies, and that we can enter into contracts with them to provide our management consulting and compliance services.

Management Consulting Services. We currently generate most of our revenue from management consulting services that we provide to our clients in their process to become fully reporting, publicly traded companies. Our billing rate for these services would ordinarily be $350 per hour; however, we offer these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. We value the restricted shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties. When there is no public trading market and there have been no recent private sales of the common stock, we record the value as deferred revenues. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy in which we recognize a portion of the revenue related to our consulting contracts at the completion of each of the following four milestones:

(i)	initial due diligence of client’s business and operations and private round of initial financing (20%);
(ii)	clients’ preparation of a second round of financing in the form of a private placement memorandum or registration statement for filing with the SEC (20%);
(iii)	effectiveness of clients’ registration statement (25%); and
(iv)	clients’ qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).

As soon as practicable after we accept a client, we receive shares of common stock. As soon as practicable after that the client sells shares to third parties unrelated to us; thus, our first milestone is met and we use that price per share to value our shares and recognize 20% of that value as revenue along with 20% of the cash portion of the contract.

Compliance Services. We plan to generate revenue from compliance services under twelve-month contracts once our clients are required to file with the SEC periodic and other reports under Section 13 or Section 15(d) of the Exchange Act. These services will also include corporate governance matters under Sarbanes-Oxley. Our billing rate for these services would ordinarily be $350 per hour; however, we have contracted for these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. We did not generate revenue from compliance services during the period covered by this report.

Trends Affecting Our Revenue

We continue to aggressively market our services to small and emerging businesses. We have signed contracts with several clients, of which 20 were signed in Fiscal 2005 to provide management consulting services; however, we have progressively been reducing the amount of advertising dollars that we spend to promote white papers, open lines and consultations to focus more of our attention on existing clients. As a result, we expect to sign fewer new clients during our fiscal year ending in September 2006, but we expect existing clients to move further through the process of becoming fully reporting public companies. We believe that focusing on existing rather than new clients will have a positive effect on our revenue and results of operations and allow us to improve our own business model and processes. We plan to increase our activities directed at client acquisition soon after our fiscal year ending in September 2006.

We have experienced delays in recognizing revenue from our contracts for management consulting services. Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies. Our clients face obstacles in undertaking this process. The primary obstacles which they face relate to their ability to provide suitable non-financial statement information and financial statement information. In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves. For example, at least one of our clients experienced delays and a run up of costs in reorganizing and providing suitable financial statement information for purposes of a private placement of their common stock, which the client never commenced, and, as a result, the client’s financial statements became unusable for their intended purpose and the client may not have the financial resources to continue the process. As of the end of the fiscal year covered by this report, most of our consulting contracts had not made it past the first milestone and none of our clients had made it past the second milestone. We expect that our clients will continue to face obstacles including those discussed above and we will continue to experience delays in recognizing revenue.

During our partial year ended September 30, 2004, we generated transactional-based revenue that was less sensitive to the obstacles that our current clients face. We did not generate transactional-based revenue during the fiscal year ended September 30, 2005.

Results of Operations For The Partial Year Ended September 30, 2004 Compared to the Year Ended September 30, 2005 (“Fiscal 2005”).

Our revenue decreased $667,384 to $1,422,535 for Fiscal 2005 from $ 2,089,919 for the nine months ended September 30, 2004. In 2005, we generated most of our revenue from management consulting services under contracts originating during 2004 and 2005 with durations of two or more years. Whether or not we met the milestones for recognizing such revenue was dependent on the time it took for our clients to make it through the process of becoming fully reporting, publicly traded companies. Our clients faced obstacles in undertaking this process which included preparing financial and other information during the time in which we were engaged. During the partial year ended September 30, 2004, a greater portion of our activity consisted of transaction-based revenue in which our earnings process had a shorter duration. Such transaction-based revenue included advisory services for stock compensation transactions or for individual quarterly or annual filings for public companies. The decrease in revenue for Fiscal 2005 as compared to the nine months ended September 30, 2004 is attributable to these factors.

Selling, general and administrative expenses increased $3,079,356 to $3,769,258 for Fiscal 2005 from $689,902 for the nine months ended September 2004. We incurred a $424,780 increase in legal fees and expenses, a $277,817 increase in accounting fees and expenses, non-recurring expenses of $8,056 relating our annual meeting of stockholders, a $912,736 increase in marketing and advertising, and a $1,521,187 increase in compensation and expenses related to operations and administrative activities. A major portion of the increase in selling, general and administrative expenses reflects compensation expense of $1,698,526 resulting from the issuance of shares of stock to our employees, independent contractors and consultants and a 850,000 share bonus to our sole officer and sole director.

Bad debt expense increased $108,500 in Fiscal 2005 as a result of management determining that certain cash and stock receivables may be uncollectible.

Depreciation and amortization expenses increased $18,258 to $51,624 for Fiscal 2005 from $33,366 for the nine months ended September 30, 2004, primarily as a result of differences resulting from only having nine months of depreciation in Fiscal 2004 and on equipment placed into service during Fiscal 2005.

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

Liquidity and Capital Resources

During Fiscal 2005, we consumed net cash in the amount of $113,448; consisting of $452,787 used in operations and $95,978 used in financing activities, which was offset in part by $435,317 cash provided by investing activities.

Net cash used in operating activities was $452,787 for Fiscal 2005, consisting of net loss of $2,302,064, adjustments for gain on sale of investments of $198,017 and deferred income tax of $640,427, and increases in marketable and non-marketable securities of $509,815 and accounts and stock receivable of $127,625, which were offset by adjustments for depreciation and amortization of $51,624, bad debt expense of $108,500 and stock and assets issued for services of $1,705,827, decreases in notes receivable of $25,000 and other assets of $36,579, and increases in accounts payable of $145,764 and deferred revenue of $1,251,867. During Fiscal 2005, we conducted a special campaign to advertise our services which accounted for most of our cash expenditures. We signed several new clients from the campaign, and, as a result our marketable and non-marketable securities and deferred revenue increased.

Net cash provided by investing activities was $423,787 for Fiscal 2005, consisting of proceeds from sale of real estate of $443,017, which was offset by purchase of furniture and equipment of $7,700 and purchase of marketable securities of $11,530. During Fiscal 2005, we sold a parcel of real estate which had been provided to us by Stephen Brock, our President and Chief Executive Officer. We may have cash provided by investing activities in this manner in the future.

Net cash used by financing activities was $95,978 for Fiscal 2005, consisting of payments on installment notes payable of $178,567 and net payments on bank line of credit of $8,309, which were offset by proceeds from notes payable of $84,200. The note payable represents funds that we borrowed from an individual with whom Mr. Brock has a business relationship and an entity controlled by such individual.

As of September 30, 2005, we had negative net working capital of $1,039,893; consisting of $759,294 in cash and marketable securities, $74,902 in accounts and notes receivable (net of allowance for uncollectibility) and $1,874,089 in current liabilities.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee consisting of 19% to 22% cash which we use for our out-of-pocket expenses and to assist us with our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $1,623,552 as of September 30, 2005, would become marketable securities and deferred revenues, which was $1,480,200 as of September 30, 2005, would decrease. Both of these results would have a significant positive impact on our working capital. Accounts payable and accrued expenses increased $145,764 during Fiscal 2005, which had an adverse effect on our working capital; however, we believe that we could decrease the relative amount of accounts payable as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

Having clients that have made it through the process of becoming fully reporting, publicly traded, companies also drives our ability to generate cash flows from operations. However, even if markets do develop for the shares of common stock which we hold, those markets will most likely be illiquid and highly volatile. We would continue to face difficulty in generating positive cash flows from operations from sales of the marketable securities.

As discussed above under the heading “Trends Affecting Our Revenue,” our clients face obstacles in undertaking the process of becoming fully reporting, publicly traded companies. As of the end of Fiscal 2005, most of our consulting contracts had not made it past the first milestone and none of our clients had made it past the second milestone. This has had a material adverse effect on our working capital position and potential cash flows from operations.

We believe that we can meet our cash requirements during the next twelve (12) months from a combination of sales of marketable securities, payments from clients and our ability to raise additional debt or equity capital. As of September 30, 2005, we had lines of credit totaling $85,000, of which $80,476 was borrowed. In the past, from time-to-time, Mr. Brock has provided personal capital funding to the company and has expressed his intent to continue to support operations with additional funds in the event other outside funding sources, cash from operations or sales of marketable securities do not provided sufficient funds during the next twelve (12) months. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance of the services provided. The services provided sometimes take several months. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy for management consulting services based on the value received by our customers at measurable milestones in the public reporting process. We concluded that the relative values of our consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the SEC (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the OTCBB or listing on a securities market or exchange (35%). Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, most of our contracts had not made it past the first milestone and we had deferred revenue of $1,480,200, which were subject to changes in the percentage revnue earned for the second, third or fourth milestone.

Valuation of marketable securities. Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those securities at each period-end. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. The marketable securities that we hold are traded on the OTCBB. The market price for these securities is subject to wide fluctuations from period to period which may cause fluctuations in our net income.

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales. Non-marketable securities are reflected on our balance sheet at historical costs. As of September 30, 2005, we had non-marketable securities valued at $1,623,552 as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $1.00. As our clients become fully reporting, publicly traded companies, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Public Company Management Corporation
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Public Company Management Corporation (PCMC) as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of PCMC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As further discussed in Note 1 to the consolidated financial statements, PCMC restated the Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMC as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 28, 2005 (except for Note 1 which is as of August 21, 2006)

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS

Current Assets
Cash	$40,061
Accounts receivable, net of $45,000 allowance for doubtful accounts	11,981
Notes receivable	56,500
Marketable securities	719,233
Other assets	6,421
Total Current Assets	834,196

Stock receivable, net of $45,000 allowance for doubtful accounts	394,975
Non-marketable securities	1,623,552
Furniture and equipment, net of accumulated depreciation of $29,769	69,797
Website, net of accumulated amortization of $58,946	37,187

TOTAL ASSETS	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$213,198
Current portion of installment notes payable	16,015
Bank lines of credit	80,476
Notes payable	84,200
Deferred revenues	1,480,200
Total Current Liabilities	1,874,089

Long-term portions of installment note payable	32,029

TOTAL LIABILITIES	1,906,118

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,553,171 shares issued and outstanding	22,553
Paid in capital	1,954,003
Accumulated deficit	(922,967)

TOTAL STOCKHOLDERS’ EQUITY	1,053,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,959,707

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2005 and
the Nine-Month Period Ended September 30, 2004

	2005	2004
		(Restated)

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

	2005	2004
	(Restated)	(Restated)

Cash Flows Used in Operating Activities
Net (loss) income	$(2,302,064)	$1,249,052
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	51,624	33,366
Bad debt expense	108,500	-
Gain on sale of investments	(198,017)	(929)
Stock and assets issued for services	1,705,827	-
Deferred income tax	(640,427)	640,427
Changes in:
Marketable and non marketable securities	(509,815)	(1,134,162)
Accounts and stock receivable	(127,625)	(450,000)
Notes receivable	25,000	(219,330)
Other assets	36,579	(13,000)
Accounts payable and accrued expenses	145,764	57,924
Deferred revenue	1,251,867	(99,167)

Net Cash Provided by (Used in) Operating Activities	(452,787)	64,181

Cash Flows Provided by Investing Activities
Proceeds from sale of real estate	443,017	-
Purchase of furniture and equipment	(7,700)	(55,658)
Payments for construction of website	-	(55,439)
Purchase of investment property	-	(38,450)

Net Cash Provided by (Used in) Investing Activities	435,317	(149,547)

Cash Flows (Used) by Financing Activities
Net proceeds from (payments on) bank line of credit	(8,309)	7,488
Proceeds from notes payable	84,200	43,997
Payments on installment notes payable	(178,567)	(15,824)
Capital contributions	-	196,487
Sale of common stock	6,698	-

Net Cash (Used) Provided by Financing Activities	(95,978)	232,148

Net increase (decrease) in cash	(113,448)	146,782

Cash at beginning of period	153,509	6,727

Cash at end of period	$40,061	$153,509

Cash paid during the year for:
Interest	$14,417	$13,819
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK
	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY

Balance at January 1, 2004	15,731,274	$15,731	$59,049	$130,045	$204,825

Owner capital contribution			196,487		196,487

Net Income				1,249,052	1,249,052

Balance at September 30, 2004	15,731,274	15,731	255,536	1,379,097	1,650,364
Reverse merger	4,593,350	4,593	(4,593)
Stock Sold for Cash	64,835	65	6,633		6,698
Stock Issued for Services	2,163,712	2,164	1,696,427		1,698,591

Net Loss				(2,302,064)	(2,302,064)

Balance at September 30, 2005	22,553,171	$22,553	$1,954,003	$(922,967)	$1,053,589

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

PCMC recognizes consulting revenues over the period of service as certain milestones are achieved. Effective with the second quarter ended March 31, 2005, Public Company Management Corporation elected to modify its policy for revenue recognition for its initial consulting contracts. The original policy, which applied through the quarter ended December 31, 2004, recognized 20% after the performance of services related to consulting services and advice relating to private placements of equity (phase I), 40% relating to consulting services and advice relating to filing registration statements with the SEC, and 40% relating to consulting services and advice relating to admission to trading or other market. The new policy, effective for the quarter ended March 31, 2005, split out phase I between consulting services and advice relating to an initial round of private financing and the preparation (but not including the SEC clearance) of a registration statement with an estimated 20% of the total effort spent on each, since each of these new four phases is clearly distinct from the others, the clients receive clear and separable benefits from each phase, and any of the phases could be separately done by other consultants if necessary. Phase II is reduced to include only the consulting services and advice relating to filing and clearance of a registration statement. The estimated total hours required to perform all functions remains the same, so the percentage of revenue to recognize each of Phases Ia, Ib, II and III is adjusted to 20%, 20%, 25% and 35%, based on the value received by the clients at measurable milestones in the public reporting process.

Cash and common stock received in advance of services are recorded as deferred revenues.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

Compliance Revenues. Under the terms of the consulting contracts described above, clients are required to retain PCMC’s compliance services for a one-year period after going public. PCMC recognizes compliance revenues when services are performed.

Accounts Receivable. Accounts receivable are stated at the cash amount PCMC expects to collect. PCMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: client credit-worthiness, past transaction history with the client, and changes in client payment terms. If the financial condition of PCMC’s clients were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, PCMC provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Restatements. PCMC restated the Consolidated Statements of Cash Flows for the year ended September 30, 2005 and the nine-month period ended September 30, 2004 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Provided by (Used in) Operating Activities and Net Cash Provided by (used in) Investing Activities is as follows.

	2005	2004
As originally reported:
Net Cash Used in Operating Activities	(814,439)	(151,669)
Net Cash Provided by Investing Activities	796,969	66,303

Restated:
Net Cash Provided by (Used in) Operating Activities	(452,787)	64,181
Net Cash Provided by (used in) Investing Activities	435,317	(149,547)

Prior to the restatement discussed above, PCMC had restated its financial statements for the nine-month period ended September 30, 2004, as discussed below.

On February 11, 2005, PCMC discovered certain errors resulting in an understatement of previously reported net income and overstatement of previously reported paid in capital as of September 30, 2004. PCMC's holdings of Urbanalien stock were incorrectly valued, using $.51 instead of the more accurate $.03 per share, or a $399,360 drop in total unrealized holding gains. PCMC's holdings of Winfield stock were overstated by 400,000 shares. This dropped their valuation by $140,000 at the $.35 market price. Acies paid PCMC $450,000 during fiscal 2004 for services which was incorrectly included as a capital contribution instead of revenues. PCMC's holdings of 212,222 shares of Nevwest Securities at $.09 per share were incorrectly not counted during the audit. Two real estate investments and two additional real estate purchase deposits totaling $275,000 original cost and $158,832 in mortgage debt were incorrectly not included in the financial statements as originally presented. Accounts receivable contained errors in the priced values of securities to be received for services under the revenue recognition policy that records revenues based on the extent of services performed each accounting period. Accounts receivable was not properly reduced by the deferred revenue portion on a by-client basis. Net income increased $3,933 as a result of the restatement. Basic and diluted net income per share did not change.

NOTE 2 - LIQUIDITY

As shown in the accompanying financial statements, PCMC incurred losses from operations and had negative cash flows from operations during fiscal 2005. Additionally, PCMC has experienced delays with some of its clients going public, which delays PCMC’s ability to realize value from its non-marketable equity securities.  Stephen Brock, CEO and majority shareholder, has committed to loan money to PCMC should PCMC not be able to otherwise fund its working capital requirements.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities primarily include securities issued by current or former clients valued at market price.

The composition of marketable securities, classified as current assets, is as follows at September 30, 2005:

	Cost	Fair Value

Common stock	$977,160	$719,233

Investment income for the year ended September 30, 2005 and the nine months ended September 30, 2004, consists of the following:

	2005	2004

Gross realized gains from sales of trading securities	$113,827	$148,116

Gross realized losses from sales of trading securities	(87,999)	(1,528)

Net unrealized holding gains (losses)	(654,123)	375,729

Net investment income (loss)	$(628,095)	$522,317

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2005:

	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Vehicle	5 Years	61,938	(6,194)	55,744
Office furniture and fixtures	7 years	15,086	(7,122)	7,964
Office computers and equipment	3 years	22,542	(16,453)	6,089
TOTAL		$99,566	$(29,769)	$69,797

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

NOTE 7 - BANK LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

PCMC has the following bank lines of credit and short-term notes:

	Line of Credit Amount	Outstanding as of September 30, 2005	Interest Rate	Due Date

Bank of America	$45,000	$40,775	8.25%	Demand
Wells Fargo Bank	$40,000	$39,701	14.50%	Demand
Aventura Holdings, Inc. (a)	N/A	$48,600	18.00%	12/08/05
Jukka Tolonen (individual) (a)	N/A	$35,600	18.00%	12/27/05

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

Deferred tax asset	$58,000
Valuation allowance	(58,000)
Net deferred tax asset	$—

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

In February 2005, 60,000 shares were issued for services rendered and valued at their fair value of $.85 per share, or $51,000. During April 2005 through September 2005, 948,336 shares were issued for services and valued at their fair values ranging from $1.05 - $1.30 per share, or $1,439,623.

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

At the end of the period covered by this Annual Report, PCMC carried out an evaluation, under the supervision of its Chief Financial Officer, of the effectiveness of the design and operation of PCMC's disclosure controls and procedures. Based on the foregoing, PCMC's Chief Financial Officer concluded that PCMC's disclosure controls and procedures were not effective to ensure that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to revenue recognition and valuation of non-marketable securities. The adjustment to revenues and non-marketable securities and associated footnote disclosures were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Except as otherwise discussed herein, there have been no changes in PCMC’s internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, PCMC’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III.

Item 9. Directors, Executive Officers and Control Persons, Compliance With Section 16(a) of the Exchange Act

Sole Directors and Executive Officer

Stephen Brock, age 49, is the sole director, President, Chief Executive Officer, Treasurer, and Secretary of the Company. He has served in these capacities since the Company acquired PubCo White Papers, Inc., GoPublicToday.com, Inc., Nevada Fund, and Public Company Management Services, Inc. from Mr. Brock in October 2004 (the “Acquisition”). Prior to the Acquisition, Mr. Brock was self employed and was engaged primarily in the startup and operation of the entities involved in the Acquisition. Prior to February 2000, Mr. Brock served as President and Director of the Nevada Business Journal. As an entrepreneur, Mr. Brock has formed several companies devoted to the small-cap market and providing services to other companies in the small-cap market. Mr. Brock is a registered investment advisor and currently holds NASD Series 7, 24, 63, and 65 licenses.

Committees of the Board of Directors

The Company currently has no audit or compensation committee or other board committee performing equivalent functions. All functions of the audit committee and compensation committee are performed by the Company’s Sole Director.

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

Name	Age	Business Background
Steven A Boyko	58
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

Name	Age	Business Background
Gary N. Clark	60
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

Previously Brad served on an NASD and NASDAQ Advisory Committee, founded the Small Corporate Offering Registration Task Force and was an advisor to the Texas Delegation to the 1995 White House Conference on Small Business. Smith has attended and made recommendations to the annual SEC Government-Business Forum on Small Business Capital Formation and actively advocates developing a better entry-level market structure securities regime for small issuers.  Brad has organized, sponsored or addressed numerous capital formation conferences and authored several SEC Comment Letters.  He is the author of “Guide to Strategic Thinking”. Mr. Smith received an MBA from Pepperdine University in 1979 and a BBA from the University of Oklahoma in 1975.

Name	Age	Business Background
Bill Ross	57
Mr. Ross is President of Public Securities, Inc., established in 1986, which operates as a full service broker-dealer in Spokane, Washington and is a member of the NASD and SIPC. Public specializes in market making and the filing of 15c2-11’s on new companies. Public generally files 50-100 applications in an average year, and acts as a market maker on approximately the same number of securities. Public Securities clears its business through Emmett A. Larkin Co., Inc., a San Francisco based clearing firm established in 1959. They provide total back office services that are also found at large well known clearing firms. Their automated systems enable us to perform the execution and clearing of security transactions with speed and efficiency.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of a registered class the Company’s equity securities, to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company, and other information, the Company believes that during the fiscal year ended September 30, 2005, all of its directors and executive officers were in compliance with the applicable filing requirements.

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

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Stephen Brock	2005	$592,270	$545,000(1)	(2)
President, Secretary and Treasurer	2004	$ 65,000	$ - 0 -	(2)

(1)	Includes the value of 850,000 shares of Common Stock issued as a bonus.
(2)	Other annual compensation includes personal benefits and other perquisites which together did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus.

The Company does not provide a separate compensation arrangement for Mr. Brock as its sole director, in such capacity, and does not have an employment contract with Mr. Brock.

Item 11. Security Ownership of Management and Certain Security Holders

The following table lists the beneficial ownership of shares of our Common Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of our Commons Stock, (ii) each director, nominee and executive officer, and (iii) all directors and officers as a group. Information with respect to directors, officers, and their families is as of September 30, 2005 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and the person indicated is the sole beneficial owner of all shares.

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

3.1	Original and Amended Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

4.1	2005 Stock Award Plan I (incorporated herein by reference as contained in Form S-8, File # 000-50098, filed on June 20, 2005).

4.2	2005 Non-Employee and Consultants Retainer Stock Plan, dated June 20, 2005 (incorporated herein by reference in Form S-8, File #000-50098, filed on July 1, 2005)

10.1	Services Contract dated September 30, 2005 between GPT and JD Financial Services and Associates, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

10.2	Services Contract dated September 29, 2005 between GPT and Miller Sports Technologies, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

10.3	Services Contract dated September 27, 2005 between GPT and LTS LeaderBoard Tournament, Inc. (incorporated herein by reference as contained in Form 8-K, filed on October 5, 2005).

Exhibit	Description
10.4	Services Contract dated August 26, 2005 between GPT andPN2media, Inc. (incorporated herein by reference as contained in Form 8-K, filed on August 30, 2005).

10.5	Services Contract dated June 29, 2005 between GPT and Exousia, Corp. (incorporated herein by reference as contained in Form 8-K, filed on July 8, 2005).

10.6	Services Contract dated June 30, 2005 between GPT and Sports Dimensions, Inc. (incorporated herein by reference as contained in Form 8-K, filed on July8, 2005).

10.7	Services Contract dated May 23, 2005 between GPT and Systems Annex (incorporated herein by reference as contained in Form 8-K, filed on June 3, 2005).

10.8	Services Contract dated May 19, 2005 between GPT and FLC Properties (incorporated herein by reference as contained in Form 8-K, filed on May 31, 2005).

10.9	Public Relations Consulting Agreement dated April 1, 2005 between Meridian Advisors, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.10	Newsletter Distribution Agreement dated February 22, 2005 between Leverage By Design, Inc. and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 11, 2005).

10.11	Investor Relations Services Agreement dated April 1, 2005 between Ibis Consulting Group, LLC and the Company (incorporated herein by reference as contained in Form 8-K, filed on April 4, 2005).

10.12	Services Contract dated March 20, 2002 between Terrax, Inc. and the Company (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.13	Services Contract dated March 28, 2005 between Driver Link, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.14	Services Contract dated March 28, 2005 between Z Yachts, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.15	Term Sheet dated March 24, 2005 between White Pacific Securities, Inc. and the GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

Exhibit	Description
10.16	Services Contract dated March 21, 2005 between Supremacy Financial Corp. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.17	SB-2 Securities Registration Services Contract dated March 18, 2005 between CCGlassco, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.18
Services Contract dated March 9, 2005 between Magnate Equities Corp. (formerly known as Discover Management Corp.) and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.19	Services Contract dated March 11, 2005 between MilFin Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).
10.20	Services Contract dated March 3, 2005 between Millenium Technology, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.21	Services Contract dated January 31, 2005 between Nasutra, LLC and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.22	Services Contract dated December 1, 2004 between Gourmet Express, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.23	Services Contract dated April 6, 2004 between Liqigistics, Inc. and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.24	Services Contract dated July 21, 2004 between Legacy Communications Corporation and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on May 18, 2005).

10.25	Services Contract dated January 7, 2004 between Redhead Transport and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

10.26	Services Contract dated February 27, 2004 between Belltower Group and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

Exhibit	Description
10.27	Services Contract dated October 1, 2004 between Trufit Apparel and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

10.28	Services Contract dated December 24, 2004 between Sputnik and GPT (incorporated herein by reference as contained in Form 10-QSB, filed on August 15, 2005).

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

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
Name: Stephen Brock Title: President and Chief Executive Officer Date: October 31, 2006

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Stephen Brock	President and Chief Executive Officer and	October 31, 2006
Stephen Brock	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)