Form 10QSB/A
period 2005-12-31
PUBLIC CO MANAGEMENT CORP
filed 2006-12-08
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of November 27, 2006, there were 23,860,966 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC" or the "Company") is amending its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 (the "Quarterly Report") which was originally filed with the Securities and Exchange Commission (the "Commission") on February 14, 2006, to incorporate certain revisions that have been made to PCMC’s disclosures and the presentation of PCMC’s financial statements, in response to comments PCMC received from the Commission.

Accordingly, changes have been made to the following sections of the Quarterly Report:

•	Item 1. Financial Statements.
•	Item 2. Management Discussion and Analysis or Plan of Operation.
•	Item 3. Controls and Procedures.

Although this Form 10-QSB/A contains all of the items required to be included in a Quarterly Report on Form 10-QSB, no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from PCMC’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the date of the original filing, and PCMC has not updated the disclosures contained herein to reflect events that occurred at a later date unless otherwise noted.

PUBLIC COMPANY MANAGEMENT CORPORATION
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005 and September 30, 2005
(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets
Cash	$1,733	$40,061
Accounts receivable, net	33,096	11,981
Notes receivable	48,500	56,500
Marketable securities	649,631	719,233
Other assets	6,428	6,421
Total Current Assets	739,388	834,196

Stock receivable, net	189,475	394,975
Non-marketable securities	2,122,473	1,623,552
Furniture and equipment, net	65,456	69,797
Website, net	29,176	37,187

TOTAL ASSETS	$3,145,968	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$306,138	$213,198
Current portion of installment notes payable	16,015	16,015
Bank lines of credit	78,697	80,476
Notes payable	194,520	84,200
Deferred revenues	1,604,150	1,480,200
Total Current Liabilities	2,199,520	1,874,089

Long-term portions of installment note payable	26,232	32,029

TOTAL LIABILITIES	2,225,752	1,906,118

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,713,171 and 22,553,171 shares issued and outstanding, respectively	22,713	22,553
Paid in capital	2,018,093	1,954,003
Accumulated deficit	(1,120,590)	(922,967)

TOTAL STOCKHOLDERS’ EQUITY	920,216	1,053,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,145,968	$2,959,707

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

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2005 and 2004
(Unaudited)
	2005	2004
	(Restated)	(Restated)

Cash Flows Used in Operating Activities
Net (loss) income	$(197,623)	$351,389
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,352	12,442
Bad debt expense	70,500	-
Stock and assets issued for services	64,250	207,968
Marketable securities issued for services	-	14,560
Deferred income tax	-	181,019
Changes in:
Marketable and non marketable securities	(278,240)	(656,396)
Accounts and stock receivable	(37,193)	(551,974)
Other assets	(7)	5,027
Accounts payable and accrued expenses	92,940	(12,205)
Deferred revenue	123,950	385,208

Net Cash Used in Operating Activities	(149,071)	(62,962)

Cash Flows Provided by (Used in) Investing Activities
Purchase of furniture and equipment	-	(2,000)
Purchase of marketable securities	-	(17,760)
Proceeds from note receivable	8,000	-

Net Cash Provided by (Used in) Investing Activities	8,000	(19,760)

Cash Flows Provided by (Used in) Financing Activities
Net proceeds from (payments on) bank line of credit	(1,779)	(5,782)
Payments on installment notes payable	(5,798)	(3,003)
Shareholder advances	110,320	-
Sale of common stock	-	6,763

Net Cash Provided by (Used in) Financing Activities	102,743	(2,022)

Net increase (decrease) in cash	(38,328)	(84,744)

Cash at beginning of period	40,061	153,509

Cash at end of period	$1,733	$68,765

Cash paid during the year for:
Interest	$28,551	$8,394
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB/A filed with the SEC on October 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB/A have been omitted.

Restatements. PCMC restated the Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and the three months ended December 31, 2004 to classify Proceeds from Sale of Marketable Securities from cash flows from investing activities to cash flows from operating activities. The effect of the restatement is as follows:

	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
As originally reported:
Net Cash Used in Operating Activities	(151,946)	(358,851)
Net Cash Provided by Investing Activities	10,875	276,129

Restated:
Net Cash Used in Operating Activities	(149,071)	(62,962)
Net Cash Provided by (Used in) Investing Activities	8,000	(19,760)

NOTE 2 - COMMON STOCK

During the three months ended December 31, 2005, 80,000 shares were issued for services rendered and valued at their fair value ranging from $.61 to $.90 per share, totaling $64,250.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.  Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, our limited history of operations, availability of additional capital necessary to execute our plan of operations, the volatility of the over-the-counter Bulletin Board (the “OTCBB”) market and the effect of such volatility on the value of the marketable securities we receive for our services, changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States and other risks including those set forth in our most recently filed amended annual report on Form 10-KSB/A under the heading “Risk Factors.”

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

How We Generate Revenue

We derive revenue from the following activities:

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

Management Consulting Services. We currently generate most of our revenue from management consulting services that we provide to our clients in their process to become fully reporting, publicly traded companies. Our billing rate for these services would ordinarily be $350 per hour; however, we offer these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. We value the restricted shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties. When there is no public trading market and there have been no recent private sales of the common stock, we record the value as deferred revenues. We recognize the revenue related to our consulting contracts at the completion of each of the following four milestones:

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

Compliance Services. We plan to generate revenue from compliance services under twelve-month contracts once our clients are required to file with the SEC periodic and other reports under Section 13 or Section 15(d) of the Exchange Act. These services will also include corporate governance matters under Sarbanes-Oxley. Our billing rate for these services would ordinarily be $350 per hour; however, we have contracted for these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. We did not generate revenue from compliance services under twelve-month contracts during the period covered by this report.

Trends Affecting Our Revenue

During the period covered by this report, we reduced the amount of advertising dollars that we spent to promote white papers, open lines and consultations to focus more of our attention on existing clients. As a result, we only signed two new clients during this period. Although we signed fewer new clients, we expect existing clients to move further through the process of becoming fully reporting public companies. We believe that focusing on existing rather than new clients will have a positive effect on our revenue and results of operations and allow us to improve our own business model and processes. We plan to increase our activities directed at client acquisition soon after our fiscal year ending in September 2006.

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

Results of Operations for the Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004.

Our revenue increased $111,447, or 27%, to $517,439 for the three months ended December 31, 2005 from $405,992 for the three months ended December 31, 2004.  This increase was primarily due to five of our clients that reached the second milestone and one of our clients that reached the second and third milestone during the three months ended December 31, 2005.

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

Bad debt expense was $70,500 for the three months ended December 31, 2005, as compared to bad debt expense of $-0- for the three months ended December 31, 2004. During the three months ended December 31, 2005, we recorded bad debt allowances for potential un-collectable consulting fees due from two client companies. We did not record such allowances during the three months ended December 31, 2004.

 Depreciation and amortization expenses decreased $90 to $12,352 for the three months ended December 31, 2005, from $12,442 for the three months ended December 31, 2004.

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

The change is primarily due to unrealized losses on marketable securities of $217,431 for the three months ended December 31, 2005, as compared to unrealized gains on marketable securities of $629,793 for the three months ended December 31, 2004, due to changes in the market value of securities versus market value in the prior period. We had realized losses on sales of marketable securities of $375 for the three months ended December 31, 2005, compared to realized gains on sales of marketable securities of $101,324 for the three months ended December 31, 2004, due to decreases in the market value and limited sales of marketable securities versus the prior period. We had interest income of $10 for the three months ended December 31, 2005, as compared to interest income of $6,464 for the three months ended December 31, 2004, due to a reduction in notes receivable. Our interest expense increased $17,430, or 157%, to $28,551 for the three months ended December 31, 2005, as compared to interest expense of $11,121 for the three months ended December 31, 2004, due to an increase in short-term debt.

We recorded a full valuation allowance against deferred tax assets during the three months ended December 31, 2005, because management believes it is more likely than not that deferred tax assets will not be realized. We had deferred income tax of $181,019 for the three months ended December 31, 2004, and no valuation allowance was recorded.

We had a net loss of $197,623 (and basic and diluted loss per share of $0.01) for the three months ended December 31, 2005, compared to net income of $351,389 (and basic and diluted gain per share of $0.02) for the three months ended December 31, 2004. The change to a net loss from net income was due to the increase in other expenses.

We had an accumulated deficit of $1,120,590 and total stockholders’ equity of $920,216 as of December 31, 2005.

Liquidity and Capital Resources

We had total current assets of $739,388 as of December 31, 2005, consisting of cash of $1,733, net accounts receivable of $33,096, notes receivable of $48,500, marketable securities of $649,631 and other assets of $6,428.

We had total current liabilities of $2,199,520 as of December 31, 2005, consisting of accounts payable and accrued expenses of $306,138, current portion of installment notes payable of $16,015, bank lines of credit of $78,697, notes payable of $194,520 and deferred revenues of $1,604,150.

As of December 31, 2005, we had negative working capital of $1,460,132. The ratio of total current assets to total current liabilities was approximately 34% as of December 31, 2005.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee consisting of 19% to 22% cash which we use for our out-of-pocket expenses and to assist us with our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $2,122,473 as of December 31, 2005, would become marketable securities and deferred revenues, which was $1,604,150 as of December 31, 2005, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect. Accounts payable and accrued expenses increased $92,940 and notes payable consisting of shareholder advances increased $110,320 during the three months ended December 31, 2005, which had an adverse effect on our working capital. We believe that we could decrease the relative amount of payables as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

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

During the three months ended December 31, 2005, we consumed net cash in the amount of $38,328; consisting of $149,071 used in operations, which was offset in part by $8,000 provided by investing activities and $102,743 provided by financing activities.

Net cash used in operating activities for three months ended December 31, 2005, consisting of net loss of $197,623, an increase in marketable and non-marketable securities of $278,240, and increase in accounts and stock receivable of $37,193 and an increase in other assets of $7 which were offset by adjustments for depreciation and amortization of $12,352, bad debt expense of 70,500 and stock and assets issued for services of $64,250, an increase in accounts payable and accrued expenses of $92,940 and an increase in deferred revenue of $123,950.

Net cash provided by investing activities for the three months December 31, 2005, consisted of proceeds from note receivable of $8,000.

Net cash provided by financing activities for the three months December 31, 2005, consisting of shareholder advances of $110,320 which was offset by net payments on bank line of credit of $1,779 and payments on installment notes payable of $5,798.

We believe that we can meet our cash requirements during the next twelve (12) months from a combination of sales of marketable securities, payments from clients and our ability to raise additional debt or equity capital. As of December 31, 2005, we had lines of credit totaling $85,000, of which $78,697 was borrowed. In the past, from time-to-time, Our President, Chief Executive Officer and majority shareholder, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources, cash from operations or sales of marketable securities do not provide sufficient funds during the next twelve (12) months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, most of our contracts had not made it past the second milestone and we had deferred revenues of $1,604,150, which were subject to changes in the percentage revenue earned for the milestones.

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

Valuation of non-marketable securities.  Non-marketable securities are not traded on a public exchange and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales. Non-marketable securities are reflected on our balance sheet at historical costs. As of December 31, 2005, we had non-marketable securities valued at $2,122,473 as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $1.00. As our clients become fully reporting, publicly traded companies, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after reevaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. They based their determination on our need to restate our financial statements as set forth in “Item 1. Financial Statements,” above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2005, Malone & Bailey, PC, our principal independent accountant, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

The deficiencies in our internal controls related to revenue recognition and valuation of non-marketable securities. The adjustment to revenues and non-marketable securities were detected in the review process and have been appropriately recorded and disclosed in this Form 10-QSB/A. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table lists unregistered sales of our common stock during the period covered by this report.

Purchaser	Shares	Consideration	Value	Date

Michael Williams	45,000	Services Rendered	$40,500	11/23/2005
Dennis Hensling	10,000	Services Rendered	$8,500	11/29/2005
Steve Chaussy	25,000	Services Rendered	$15,250	12/15/2005

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

Item 5. Other Information.

The terms of Mr. Lytel’s employment agreement will be provided in a Form 8-K to be filed subsequent to this report.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION
Date: December 8, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: Chief Executive Officer

Date: December 8, 2006	By: /s/ Joshua A. Gottesman Name: Joshua A. Gottesman Title: Chief Financial Officer