Form 10QSB/A
period 2006-03-31
PUBLIC CO MANAGEMENT CORP
filed 2006-12-11
CIK 1141964

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

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC" or the "Company") is amending its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 (the "Quarterly Report") which was originally filed with the Securities and Exchange Commission (the "Commission") on May 22, 2006, to incorporate certain revisions that have been made to PCMC’s disclosures and the presentation of PCMC’s financial statements, in response to comments PCMC received from the Commission.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED MARCH 31, 2006

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(Unaudited)

	March 31,	September 30,
ASSETS	2006	2005
Current Assets
Cash	$9,956	$40,061
Accounts receivable, net	28,028	11,981
Notes receivable	28,625	56,500
Marketable securities	455,900	719,233
Other assets	6,428	6,421
Total Current Assets	528,937	834,196

Stock receivable, net	136,975	394,975
Non-marketable securities	2,871,708	1,623,552
Furniture and equipment, net	61,179	69,797
Website, net	21,165	37,187

TOTAL ASSETS	$3,619,964	$2,959,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$313,691	$213,198
Current portion of installment notes payable	16,015	16,015
Bank lines of credit	76,005	80,476
Notes payable	88,410	84,200
Deferred revenues	2,205,400	1,480,200
Total Current Liabilities	2,699,520	1,874,089

Long-term portions of installment note payable	22,098	32,029

TOTAL LIABILITIES	2,721,618	1,906,118

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,171,171 and 22,553,171 shares issued and outstanding, respectively	23, 171	22,553
Paid in capital	2,223,986	1,954,003
Accumulated deficit	(1,348,811)	(922,967)

TOTAL STOCKHOLDERS’ EQUITY	898,346	1,053,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,619,964	$2,959,707

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenue	$274,721	$714,111	$792,160	$1,120,103

General and administrative	399,602	573,858	867,551	1,161,459
Bad debt expense	-	-	70,500	-
Depreciation and amortization	12,288	12,732	24,640	25,174

Total operating expenses	411,890	586,590	962,691	1,186,633

Net (loss) income from operations	(137,169)	127,520	(170,531)	(66,530)

Other income and (expense)
Interest expense	(3,250)	(2,570)	(31,801)	(13,691)
Interest income	2	11,393	12	17,858
Realized gain (loss) on sale of assets	-	108,287	-	108,287
Realized gain (loss) on sale of marketable securities	23,576	(13,171)	23,951	88,153
Unrealized gain (loss) on marketable securities	(111,380)	(655,860)	(247,171)	(26,067)

Total other income (expense)	(91,052)	(551,920)	(255,009)	174,540

(Loss) income before income taxes	(228,221)	(424,400)	(425,540)	108,010

Deferred income tax (benefit)	-	(99,273)	-	81,746

NET (LOSS) INCOME	$(228,221)	$(325,127)	$(425,540)	$26,264

Weighted average shares outstanding	22,897,821	21,065,730	22,769,426	21,158,098

Basic and diluted gain (loss) per share	$(0.01)	$(0.02)	$(0.02)	$0.00

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Restated)	(Restated)

Cash Flows Used in Operating Activities
Net (loss) income	$(425,540)	$26,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,640	25,173
Bad debt expense	70,500	-
Gain on sale of investments		(108,287)
Stock and assets issued for services	270,601	258,968
Marketable securities issued for services	-	9,972
Deferred income tax	-	81,746
Changes in:
Marketable and non marketable securities	(833,742)	202,357
Accounts and stock receivable	20,374	(511,704)
Notes receivable	27,868	-
Other current assets	-	(118,647)
Accounts payable and accrued expenses	100,187	90,240
Deferred revenue	725,200	(181,815)

Net Cash Used in Operating Activities	(19,912)	(225,733)

Cash Flows Provided by Investing Activities
Proceeds from sale of investment	-	285,287
Purchase of furniture and equipment	-	(4,700)
Purchase of marketable securities	-	(11,530)

Net Cash Provided by Investing Activities	0	269,057

Cash Flows Used in Financing Activities
Net proceeds from (payments on) bank line of credit	(4,471)	(7,774)
Payments on installment notes payable	(9,932)	(158,832)
Shareholder advances	4,210	-
Sale of common stock	-	6,763

Net Cash Used in Financing Activities	(10,193)	(159,843)

Net increase (decrease) in cash	(30,105)	(116,519)

Cash at beginning of period	40,061	153,509

Cash at end of period	$9,956	$36,990

Cash paid during the year for:
Interest	$28,551	$8,394
Income taxes	$-	$-

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

Restatements. PCMC restated the Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and the six months ended March 31, 2005 to classify Proceeds from Sale of Marketable Securities from cash flows from investing activities to cash flows from operating activities. The effect of the restatement is as follows:

	Six Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
As originally reported:
Net Cash Used in Operating Activities	(134,807)	(433,355)
Net Cash Provided by Investing Activities	114,895	476,679

Restated:
Net Cash Used in Operating Activities	(19,912)	(225,733)
Net Cash Provided by Investing Activities	0	269,057

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

NOTE 3 - EMPLOYMENT AND CONSULTING AGREEMENTS

PCMC hired two employees with written contracts in the current period. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on the executive’s performance) to be paid in cash and registered shares of PCMC’s common stock. At March 31, 2006, the minimum total future commitment due was $103,500 and 158,824 shares valued at $54,000 (or $.34 per share). The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements.

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

Overview

Public Company Management Corporation is primarily engaged in education and consulting and compliance services to assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets. We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them, consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and compliance services aimed at maintaining their public status . In addition, we created the PCMC Bulletin Board 30 Index ™, a comprehensive tracking index of OTCBB stocks to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

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

Trends Affecting Our Revenue

We have reduced the amount of advertising dollars that we spend to promote white papers, open lines and consultations to focus more of our attention on existing clients. As a result, we only signed two new clients during this period. Although we signed fewer new clients, we expect existing clients to move further through the process of becoming fully reporting public companies. We believe that focusing on existing rather than new clients will have a positive effect on our revenue and results of operations and allow us to improve our own business model and processes. We plan to increase our activities directed at client acquisition soon after our fiscal year ending in September 2006.

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

Results of Operations for the Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005.

Revenue declined $327,943, or 29%, to $792,160 for the six months ended March 31, 2006, as compared to revenue of $1,120,103 for the six months ended March 31, 2005. This decline was primarily due to a modification that resulted in an additional $602,135 in revenue recorded in the six month period ended March 31, 2005. We did not have such a modification during the six month period ended March 31, 2006.

General and administrative expense decreased $293,905, or 25%, to $867,551 for the six months ended March 31, 2006, as compared to general and administrative expense of $1,161,459 for the six months ended March 31, 2005. The decrease in general and administrative expense was primarily the result of a decrease in officer compensation of $288,491, a decrease in consulting fees of $147,759 and a decrease in marketing and advertising expenses of $39,082 which were primarily offset by an increase in legal fees of $145,095, and increase in accounting fees of $36,215.

Bad debt expense was $70,500 for the six months ended March 31, 2006, as compared to bad debt expense of $-0- for the six months ended March 31, 2005. During the six months ended March 31, 2006, we recorded bad debt allowances for potential un-collectable consulting fees due from two client companies. We did not record such allowances during the three months ended March 31, 2005.

Depreciation and amortization decreased $534, or 2%, to $24,640 for the six months ended March 31, 2006, as compared to $25,174 for the six months ended March 31, 2005. The decrease in depreciation and amortization expense was primarily a result of capitalized equipment which had become fully depreciated.

Total operating expenses decreased $223,939, or 19%, to $962,691 for the six months ended March 31, 2006, as compared to $1,186,633 for the six months ended March 31, 2005. The decrease in total operating expenses was primarily attributable to the decrease in general and administrative expense.

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

Realized gain on sale of assets decreased to $-0- for the six months ended March 31, 2006, as compared to realized gain on sale of assets of $108,287 for the six months ended March 31, 2005. The decrease in realized gain on sale of assets was due to the sale of an investment in real estate during the six months ended March 31, 2005. We no longer hold investments in real estate and did not have any such sales during the six month period ended March 31, 2006.

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

We recorded a full valuation allowance against deferred tax assets during the six months ended March 31, 2006, because management believes it is more likely than not that deferred tax assets will not be realized. We had deferred income tax of $81,746 for the six months ended March 31, 2005, and no valuation allowance was recorded.

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

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee consisting of 19% to 22% cash which we use for our out-of-pocket expenses and to assist us with our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $2,871,708 as of March 31, 2006, would become marketable securities and deferred revenues, which was $2,205,400 as of March 31, 2006, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect. Accounts payable and accrued expenses increased approximately $100,187 and notes payable consisting of shareholder advances increased $4,210 during the six months ended March 31, 2006, which had an adverse effect on our working capital. We believe that we could decrease the relative amount of payables as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

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

During the six months ended March 31, 2006, net cash decreased $30,105 consisting of $19,912 used in operations and $10,193 used by financing activities.

Net cash used in operating activities during the six month period ended March 31, 2006, consisted of net loss of $425,540 and an increase in marketable and non marketable securities of $833,742, which were offset by an increase in deferred revenue of $725,200, an increase in accounts payable of $100,187, a decrease in notes receivable of $27,868, a decrease in accounts and stock receivable of $20,374 and adjustments for stock and assets issued for services of $270,601, bad debt expense of $70,500 and depreciation and amortization of $24,640.

We did not have net cash flows from investing activities during the six month period ended March 31, 2006.

Net cash used by financing activities during the six month period ended March 31, 2006, consisted of payments on installment notes payable of $9,932 and net payments on bank line of credit of $4,471, which were offset by shareholder advances of $4,210.

We believe that we can meet our cash requirements during the next twelve (12) months from a combination of sales of marketable securities, payments from clients and our ability to raise additional debt or equity capital. As of March 31, 2006, we had lines of credit totaling $85,000, of which $76,005 was borrowed. In the past, from time-to-time, Our President, Chief Executive Officer and majority shareholder, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources, cash from operations or sales of marketable securities do not provide sufficient funds during the next twelve (12) months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In April 2006, we and UgoMedia Interactive Corporation entered a stipulated payment order pursuant to which UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. As of the period covered by this report, UgoMedia has paid us $27,500, in conformity with the payment schedule and $8,000, which they paid prior to the order, but which the court did not credit against the amount due in the order. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, most of our contracts had not made it past the second milestone and we had deferred revenues of $2,205,400, which were subject to changes in the percentage revenue earned for the milestones.

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

Valuation of non-marketable securities.  Non-marketable securities are not traded on a public exchange and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales. Non-marketable securities are reflected on our balance sheet at historical costs. As of March 31, 2006, we had non-marketable securities valued at $2,871,708 as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $1.00. As our clients become fully reporting, publicly traded companies, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

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