Form 10QSB/A
period 2006-06-30
PUBLIC CO MANAGEMENT CORP
filed 2006-12-11
CIK 1141964

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

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC" or the "Company") is amending its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 (the "Quarterly Report") which was originally filed with the Securities and Exchange Commission (the "Commission") on July 25, 2006, to incorporate certain revisions that have been made to PCMC’s disclosures and the presentation of PCMC’s financial statements, in response to comments PCMC received from the Commission.

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

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Restated)	(Restated)
Cash Flows Used in Operating Activities:
Net loss	$(671,526)	$(1,024,988)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	36,928	30,205
Bad debt expense	66,010	-
Loss (gain) on sale of investments	-	(198,017)
Stock and assets issued for services	358,236	1,292,569
Marketable securities issued for services	-	12,537
Deferred income tax	-	(156,358)
Changes in assets and liabilities
Accounts and stock receivable	309,668	(405,029)
Marketable and non-marketable securities	(2,720,005)	(503,329)
Notes receivable	47,868	-
Other current assets	-	(155,888)
Accounts payable and accrued expenses	121,372	106,738
Accounts payable - Related party	30,871	-
Deferred revenue	2,417,912	611,392
Net Cash Used in Operating Activities	(2,666)	(390,168)

Cash Flows Provided by Investing Activities:
Proceeds from sale of investment	-	443,017
Purchase of furniture and equipment	-	(13,979)
Purchase of marketable securities	-	(11,530)
Purchase of investment property	-	(5,000)
Net Cash Provided by Investing Activities	-	412,508

Cash Flows Used in Financing Activities:
Net payments on bank line of credit	(7,875)	(888)
Payments on installment notes payable	(14,446)	(158,832)
Sale of common stock	-	6,763
Net Cash Used in Financing Activities	(22,321)	(152,957)

Net decrease in cash	(24,987)	(130,617)
Cash at beginning of period	40,061	153,509
Cash at end of period	$15,074	$22,892

Cash paid during the period for:
Interest	$34,139	$16,207
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB/A filed with the SEC on October 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2005 as reported in the Form 10-KSB/A have been omitted.

Restatements. PCMC restated the Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and the nine months ended June 30, 2005 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Provided by Operating Activities and Net Cash Provided by Investing Activities is as follows.

	Nine Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
As originally reported:
Net Cash Used in Operating Activities	(71,953)	(630,967)
Net Cash Provided by Investing Activities	69,287	653,307

Restated:
Net Cash Used in Operating Activities	(2,666)	(390,168)
Net Cash Provided by Investing Activities	0	412,508

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

Overview

Public Company Management Corporation is primarily engaged in education and consulting and compliance services to assist small, privately held businesses create long-term value for their shareholders and partners by obtaining and maintaining access to public capital markets. We provide educational materials that help private companies determine whether they should become public and the appropriate methods available to them, consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and compliance services aimed at maintaining their public status. In addition, we created the PCMC Bulletin Board 30 Index ™, a comprehensive tracking index of OTCBB stocks, to increase awareness of the OTCBB as a public equity market and micro-cap issuers.

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

Compliance Services. We plan to generate more revenue from compliance services under twelve-month contracts once our clients are required to file with the SEC periodic and other reports under Section 13 or Section 15(d) of the Exchange Act. These services will also include corporate governance matters under Sarbanes-Oxley. Our billing rate for these services would ordinarily be $350 per hour; however, we have contracted for these services for a flat-fee consisting of cash and restricted shares of the client’s common stock.

Trends Affecting Our Revenue

We have reduced the amount of advertising dollars that we spend to promote white papers, open lines and consultations to focus more of our attention on existing clients. As a result, we did not sign any new clients during the period covered by this report. Although we did not sign new clients, we expect existing clients to move further through the process of becoming fully reporting public companies. We believe that focusing on existing rather than new clients will have a positive effect on our revenue and results of operations and allow us to improve our own business model and processes. We plan to increase our activities directed at client acquisition soon after our fiscal year ending in September 2006.

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

Third Quarter Events

During the period covered by this report, we focused more on servicing our existing clients to move them further along our consulting process and prepare them for their compliance.

During the period covered by this report, we received 375,000 shares of a client’s common stock for future compliance services. We valued the common stock at $1.25 per share or $468,750 based upon contemporaneous third-party sales by the client. We recognized one-twelfth of the value of these shares as revenue during the period covered by this report and the remainder was included in deferred revenue. Subsequent to the period covered by this report, we and the client terminated the compliance contract and we returned the shares. This client’s registration statement with the SEC became effective after the period covered by this report.

We revised our management consulting contracts to also including compliance services for twelve months after our clients are required to file with the SEC periodic and other reports under Section 13 or Section 15(d) of the Exchange Act. During our third quarter, we allocated significant resources to revise and further develop our compliance consulting services in anticipation of increased obligations on us to provide compliance services to our clients. We also allocated significant resources to further develop our new process for Pink Sheets companies to migrate to the OTCBB.

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

On May 8, 2006, we and Sputnik, Inc. entered into a termination agreement and general release pursuant to which we terminated our contract for services with Sputnik, except as specifically set forth in the termination agreement, and we each released the other and their affiliates from all claims. The termination agreement did not expand any of our rights, duties or obligations; however, we will not be entering into a contract to provide compliance services to Sputnik, pursuant to which we would have received additional restricted shares of Sputnik’s common stock and other compensation.

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

Realized gain on sale of assets decreased to $-0- for the nine months ended June 30, 2006, as compared to realized gain on sale of assets of $198,017 for the nine months ended June 30, 2005. The decrease in realized gain on sale of assets was due to the sale of investments in real estate during the nine month period ended June 30, 2005. We no longer hold investments in real estate and did not have any such sales during the nine months ended June 30, 2006.

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

We recorded a full valuation allowance against deferred tax assets during the nine months ended June 30, 2006, because management believes it is more likely than not that deferred tax assets will not be realized. We had a deferred income tax benefit of $156,358 for the nine months ended June 30, 2005, and no valuation allowance was recorded.

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

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee consisting of 19% to 22% cash which we use for our out-of-pocket expenses and to assist us with our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $4,758,878 as of June 30, 2006, would become marketable securities and deferred revenues, which was $3,898,112 as of June 30, 2006, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect. Accounts payable and accrued expenses increased approximately $121,372 and notes payable consisting of shareholder advances increased $4,210 during the nine months ended June 30, 2006, which had an adverse effect on our working capital. We believe that we could decrease the relative amount of payables as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

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

During the nine months ended June 30, 2006, net cash decreased $24,987 consisting of $2,666 used in operations and $22,321 used in financing activities.

Net cash used in operating activities during the nine month period ended June 30, 2006, consisted of net loss of $671,526 and an increase in marketable and non marketable securities of $2,720,005. These items were offset by non-cash expenses of depreciation and amortization of $36,928, bad debts of $66,010, and stock and assets issued for services of $358,236. In addition, accounts and stock receivable decreased by $309,668 and notes receivable decreased by $47,868 while accounts payable and accrued expenses increased by $121,372, accounts payable to related parties increased by $30,871 and deferred revenue increased by $2,417,912 during the nine months ended June 30, 2006.

We did not have cash flows from investing activities during the nine month period ended June 30, 2006.

Net cash used by financing activities during the nine month period ended June 30, 2006, consisted of payments on installment notes payable of $14,446 and net payments on bank line of credit of $7,875.

We believe that we can meet our cash requirements during the next twelve (12) months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, our President, Chief Executive Officer, sole director and majority shareholder, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In April 2006, we and UgoMedia Interactive Corporation entered a stipulated payment order pursuant to which UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. As of the filing of this report, UgoMedia has paid us $45,000, in conformity with the payment schedule and $8,000, which they paid prior to the order, but which the court did not credit against the amount due in the order. We also received $25,000 from Escape International, Inc. as of June 30, 2006, as a partial payment on a summary judgment that we have against them in the principal amount of $68,750 plus pre- and post-judgment interest. We also are due $4,500 from Legacy Communications Corporation pursuant to a termination and mutual release agreement. We received a principal payment of $20,000 as of June 30, 2006, from Healthcare Business Services Groups, Inc. on a note receivable obligation, leaving a remaining note receivable balance of $8,625. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from other shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance and acceptance of the services provided. The services provided sometimes take several months.  Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy for management consulting services based on the value received by our customers at measurable milestones in the public reporting process. We concluded that the relative values of our consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing(20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement with the SEC (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).  Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, most of our contracts had not made it past the second milestone and we had deferred revenue of $1,604,150, which were subject to changes in the percentage revenue earned for the milestones.

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