Form 10KSB
period 2006-09-30
PUBLIC CO MANAGEMENT CORP
filed 2006-12-28
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTIOB 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________ Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0493734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5770 El Camino Rd, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (702) 222-9076

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of class)

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
Yes ☐ No ☒

The issuer’s revenue for the most recent fiscal year ended September 30, 2006 was $1,813,335.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,391,102 as of November 1, 2006, based upon the per share closing sale price of $0.33 on such date.

As of November 1, 2006, there were outstanding 23,654,412 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Form 10-KSB
For the Fiscal Year Ended September 30, 2006

Form 10-KSB
For the Fiscal Year Ended September 30, 2006

PART I

Item 1.	Description of Business.

Overview

We are a management consulting services firm that educates and assists companies to improve their business, management and regulatory compliance processes and ultimately to become fully reporting public companies with their securities quoted and traded.

We help companies to understand and prepare to meet the obligations incumbent upon public reporting companies, to access the public capital markets primarily through the companies’ self underwriting or direct public offerings of their securities. We also guide and assist them in maintaining their periodic reporting compliance process. We offer our services under the trademarks Pubco WhitePapers™, GoPublicToday™ and Public Company Management Services™ (“PCMS”). We focus on the small business market which we believe is underserved by larger management consulting services firms. As a fully reporting, small business issuer with our common stock quoted and traded on the over-the-counter Bulletin Board (or OTCBB) under the symbol “PUBC”, we strive to lead by example.

We generate revenue primarily from value-added management consulting services that we provide to private company clients seeking to become fully reporting, publicly traded companies. We also generate revenue from regulatory compliance services that we provide to public company clients that are required to file periodic and other reports with the United States Securities and Exchange Commission (the “SEC”). We offer these services for a flat-fee consisting of cash and restricted shares of our clients’ common stock. Our revenue recognition policy for management consulting services is based on the value received by our customers at four measurable milestones during the process that our clients undergo in becoming public companies. We also generate revenue from sales of our database of educational white papers to the public and open line consultations with potential clients regarding their prospects of becoming public companies.

We created the PCMC Bulletin Board 30 Index® (the “PCMC 30”) to increase peoples’ awareness of the OTCBB as a public equity market and our exposure to small business issuers.

Our principal executive office is located at 5770 El Camino Road, Las Vegas, Nevada 89118 which houses our President, CEO and majority shareholder, Stephen Brock. Our other executive officers and administrators work from digitally linked virtual offices throughout the U.S. Our telephone number is (702) 222-9076. We maintain a number of websites including www.PublicCompanyManagement.com; however, the information in, or that can be accessed through, our websites is not part of this report. Unless otherwise indicated or the context requires otherwise, in this report, all references to the “Company,” “PCMC,” “we,” “us” and “our” refer to Public Company Management Corporation, a Nevada corporation, and its subsidiaries.

Business Development

We were incorporated in Nevada on October 26, 2000 under the name MyOffiz, Inc. On October 1, 2004, MyOffiz entered into an exchange agreement with our founder, President, CEO and majority shareholder, Stephen Brock, who, at the time, controlled GoPublicToday.com, Inc. (“GPT”), Pubco WhitePapers, Inc. (“PWP”), Public Company Management Services, Inc. (“PCMS, Inc.”) and Nevada Management Corporation, Inc., formerly Nevada Fund (“NMC”) which is now dormant. Under the exchange agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP and PCMS, Inc. and approximately 98.0% of the outstanding shares of NMC in exchange for an aggregate of 15,326,650 newly issued shares of MyOffiz’ common stock. After the exchange, we changed our fiscal year end from June 30 to September 30 and our name to Public Company Management Corporation, and acquired the remaining minority interest of GPT which became our third wholly-owned, operating subsidiary.

Products and Services

We prepare and publish educational white papers to help businesspeople make the right decisions for the good of their companies when accessing the capital markets. Conducting a securities offering or being a publicly traded company involves a complex myriad of federal and state laws, rules and regulations as well as customary best practices and procedures any of which easily can be misunderstood, misinterpreted or misapplied. There are several traps for the unwary. We believe that the more management teams know and understand about these endeavors and the issues that they will face, the better able they are to make the right decisions.

We also provide a broad range of value-added management consulting services designed to improve corporate structures, business practices and procedures, record keeping, accounting and corporate governance in order for small private companies to advance and sustain themselves in the public capital marketplace. The fundamental aspect of these services is our ability to assemble a team of legal, accounting, marketing and other professionals who can guide our private company clients through the complex process of becoming public and provide compliance and strategic management consulting to public company clients with an aim of enhancing their intrinsic value and market capitalization.

Education - PubcoWhitePapers.com

We designed Pubco WhitePapers™ to provide businesspeople with the information that they need to successfully operate their businesses, go public, stay public and access the capital markets in the U.S. Beyond education, Pubco WhitePapers™ also generates revenue for us from the sale of white papers and serves as a client lead generation vehicle for both GoPublicToday™ and PCMS. Our white papers and other educational materials help private companies determine whether they should become public and the appropriate methods available to them. They address critical financial, industry and regulatory issues and questions of interest to private companies considering the pros and cons of seeking public equity. Our white papers cover a wide range of topics including the OTCBB and the Pink Sheets markets, regulatory compliance requirements, strategic planning, liquidity, corporate finance and other financial matters including the protection of officers’ and directors’ personal wealth. Our white papers also provide companies with information they need to maintain regulatory compliance and to access the funding that they need to reach their goals. We believe that our white papers are an excellent read for all market participants. Through Pubco WhitePapers™, we are always looking for more ways to educate small business owners on the exciting possibilities of the U.S. capital markets.

Some of our premier white papers are listed below:

•	The Affordable IPO Alternative: The SB-2 Filing Process;
•	Going Public: Are You Emotionally Prepared?;
•	Business Plan Development Guide;
•	How Can the OTCBB be Used as a Stepping Stone to the AMEX or the NASDAQ; and
•	Asset Protection for Corporate Officers and Directors.

We give clients of our management consulting and regulatory compliance services free access to Pubco WhitePapers™ to help them manage their entry into the capital marketplace and sustain their position.

Management Consulting Services - GoPublicToday.com

We provide management consulting services and advice to private company clients seeking to register and self distribute their own securities in a public offering without an underwriter and obtain a listing and have their securities quoted and traded. While all of our clients have access to our internal management team’s broad range of experience, we recommend an experienced group of professional service providers that our clients engage to accomplish this task. During the process (discussed below), we consult and advise our clients on best practices and procedures and serve as project manager for our clients. We also serve as a liaison between our clients and their professional service providers. After our clients become public, we provide them with regulatory compliance services (discussed below). We receive the predominate portion of our fee in the form of restricted shares of common stock of our clients.

Not every small business can make it through the process of becoming a fully reporting, publicly traded company for a number of reasons such as a change in business or management, their dedication to the process and continued financial commitment or their inability to meet obligations or improve accounting deficiencies, among other weaknesses and limitations. Engaging such a client would create an opportunity cost for us in terms of time that we could otherwise spend on capable clients. To mitigate this, our process begins with an initial prescreening of all potential clients to determine their requirements and the scope and cost of the services that will be required. We also require potential clients to complete an open line questionnaire to obtain preliminary information on the potential client’s business and background. As part of a third prescreening, we invite potential clients to a free, fast-moving, thirty-minute open line consultation with members of our executive management team. We undertake this level of inquiry to aid us in determining that our services are being obtained for proper purposes in order to maintain our goodwill.

After the open line consultation, we deliver proprietary documentation to potential clients. This documentation includes our form contract, estimated total fees and costs to complete the process and the PCMC Roadmap™ (the “Roadmap”). The Roadmap divides the process into three phases: 1) Due Diligence; 2) Fully Reporting & Publicly Traded; and 3) SEC Compliance & Strategic Advisory. It provides clients with detailed clarification of their duties/responsibilities and our duties/responsibilities during each step of all three phases of the process. The Roadmap also introduces clients to specialized terms and concepts that they will encounter during the process such as Management’s Discussion and Analysis (or MD&A), the Securities Act, the Exchange Act, Regulation D, the Public Company Accounting Oversight Board (or PCAOB), Blue Sky, Private Placement Memorandum (or PPM), Direct Public Offering (or DPO), EDGAR, Form SB-2, Form 10-KSB, Form 10-QSB, Form 8-K and Forms 3, 4 and 5, Schedule 13-D, Form ID, and the so-called quiet period. We believe the Roadmap serves as an educational resource and point of reference for clients as they move through the process.

Some of the services that we provide during the process include the following:

•
Recommend a group of professional service providers including principal independent accountants, audit coordinators, corporate and securities lawyers, transfer agents, EDGAR agents and NASD member firms that are registered as market makers;

•	Advise clients in choosing which professional service providers to engage;
•	Serve as project manager to clients and liaison between clients and their professional service providers and between the professional service providers;
•	Establish and administer a virtual office (or intranet) for each client and train clients and their teams on its use to facilitate sharing of documents and other information;
•	Review, assess and make recommendations of business plan;
•	Advise on, make projections, prepare and maintain capitalization table;
•	Furnish examples of general ledgers, financial statements, financial statement footnotes, MD&As, milestones and use of proceeds and dilution tables and descriptions; and
•
Advise on best practices and procedures for primary exempt offerings, private placements and registered best efforts offerings of securities conducted by our clients’ officers, directors and employees or secondary shelf registered offerings by our clients selling shareholders.

During fiscal 2006, we extended our management consulting services to include companies seeking to migrate from the Pink Sheets to the OTCBB; however, our efforts are in their early stages. We have deployed limited resources and have only worked with one client in this new line of business.

Regulatory Compliance Services - PCMS-Team.com

We provide compliance services and advice to public companies regarding their SEC reporting and corporate governance requirements. Our compliance services are designed with small businesses in mind and geared to assist them in complying with the myriad of rules and regulations pertaining to public companies.

Some, but not all, of the regulatory compliance services that we provide include the following

•	Consult with officers and directors regarding their fiduciary duties and responsibilities as a fully reporting public company and full disclosure;
•	Coordinate with internal accountants, attorneys, principal independent accountant and EDGAR agent regarding timely filing of Forms 10-KSB and Forms 10-QSB by clients;
•	Consult regarding events requiring a Form 8-K filing and coordinate filings;
•
Coordinate with EDGAR agent for electronic submissions for the client and its officers, directors and reporting shareholders, including preparing and filing Forms ID and maintaining a matrix of EDGAR filing codes and other information necessary for filing;

•	Determine and track Schedule 13D filing requirements and coordinate filings;
•	Determine and track Forms 3, 4 and 5 filing requirements, coordinate filings and consult regarding insider trading policy;
•
Consult and advise on policy regarding control of confidential and material nonpublic information, press releases, Regulation FD disclosure requirements and limitations on communications of public companies;

•	Advise and consult regarding equity incentive plans; and
•
Advise and consult regarding proxy or information statement on Schedule 14A or Schedule 14C, respectively, for one shareholder meeting (limited to the election of directors and ratification of auditors) and coordination with professional service providers regarding filing, printing and mailing the proxy or information statement and conducting the annual meeting.

Market Awareness - PCMC Bulletin Board 30 Index®

We created the PCMC 30 in July 2005 to promote greater awareness and familiarity with the OTCBB and to increase our exposure as a provider of services to the small business market. We anticipate that the PCMC 30 will serve to educate the investment community about the validity of OTCBB stocks and to broadcast the value of the OTCBB as a springboard for small companies to launch onto a national exchange. Since the introduction of the PCMC 30, we have found that the benefits of this index extend beyond bringing greater awareness to the OTCBB and also include indirect lead generation for our management consulting and regulatory compliance services and legitimacy of our role within our marketplace niche. The PCMC 30 consists of 30 stocks that are selected based on the following well recognized standards:

•	Three month average trade volume;
•	Market capitalization;
•	Historical stock price;
•	Shares outstanding;
•	Estimated float;
•	Revenues;
•	Operating history; and
•	Industry/sector diversity.

We believe that the PCMC 30 is the only measurement of performance of stocks traded exclusively in the OTCBB. The companies included in the PCMC 30 are not clients of ours and we do not own any of their securities. We do not make specific fundamental judgments on the outlook of companies included in the PCMC 30.

Our Clients

Our clients consist primarily of growing small-to-middle market private companies that:

•	Have a business plan showing a potential for profitable operations and strong revenue growth within three to five years;
•
Operate in either established markets, high growth potential niche markets and/or market segments that are differentiated, driven by pricing power or mass scale standardized product/service delivery; and

•	Have an experienced management team or clear plans to establish such team that owns a significant portion of current equity.

Operational Infrastructure

We have a decentralized, virtual operational infrastructure which we support through a program that we call Always-On Management™, a strategic and best practices approach for geographically distributed teams to utilize technology to increase productivity and performance.

We service clients throughout the U.S. and in Canada. Our executive officers and team of other independent contractors essential to our day-to-day operations and servicing these clients are also geographically distributed.  Through the program, we have implemented several key technologies and related management practices in order to effectively manage both our internal operations and client engagements in this environment.  We believe that maintaining a virtual infrastructure prevents the need for costly office space and gives us the flexibility to work with the right talent at the right time regardless of their location.

Always-On Management™ addresses the challenges of using technology to manage a geographically distributed team.  While many of these technologies have been available for several years, the management practices around their use are typically not mature in small businesses like us outside of the technology industry.  We are leading by example and pioneering their use in small business.

A key aspect of Always-On Management™ is distinguishing between tasks that can best be accomplished asynchronously (e.g., via e-mail and document management systems) and tasks that can best be accomplished synchronously (e.g., real-time communication via voice over Internet protocol (or VOIP) or web conferencing. Our management team holds a daily virtual working session in which they discuss and make decisions on key issues; review, revise and finalize documents; and report and make assessments, recommendations and reassignments on the workflow related to our client service engagements. Key independent contractors and professional service providers are also available and may be added to the conference as needed. This process simulates the easy access of a traditional office and improves the operational efficiency of our geographically distributed team.

Sales

Previously, we exclusively relied on Stephen Brock, our President, CEO and majority shareholder, to sell our management consulting and regulatory compliance services. However, we continue to expand the role and responsibilities of Kipley J. Lytel, our Secretary and Chief Operating Officer (or COO), in the sales process.

Marketing

Our marketing strategy focuses on education first and foremost, with Pubco WhitePapers™ as our flagship marketing tool.  We use it to educate small business owners and to promote the availability of capital markets and the value of our services.  Small business owners often lack the resources and experience needed to access the capital markets; however, they generally are in the most serious need of funding.  We believe that by educating small business owners, they become more aware of capital markets, better able to access capital markets, more proficient in their use of funding and the small business market is better served.

The collection of white papers represents a body of knowledge about a wide variety of financial and small business topics, all collected and easily accessible in one place. This strategy:

•	Positions us as thought leaders in this space;
•	Generates leads; and
•	Qualifies those leads before progressing to more costly sales efforts.

We routinely conduct Internet advertising campaigns that offer free white papers and open line consultations to educate small business owners and generate clients for our management consulting and regulatory compliance services. This core strategy is supported by the following:

•	Cross-promotion on our various websites;
•	Direct mail and opt-in e-mail to potential clients;
•	Other educational communications designed to promote the availability of public equity markets to companies seeking to expand their business and unlock shareholder value;
•	Publication of articles in business journals; and
•	Sponsorship of and attendance at securities industry conferences and various events designed to raise awareness of the public equity markets.

The Internet is currently undergoing a dramatic change thanks to the so called “blogosphere” and other social Internet media channels.  We are committed to leveraging the latest Internet techniques to reach new markets by cost-effectively offering educational content in these new media outlets. We plan to expand our marketing efforts in one or more of these areas.

Competition

We face intense competition in every aspect of our business, and particularly from other firms which offer management, compliance and other consulting services to private and public companies. However, we have not identified any particular competitor that attempts to offer the full suite of services as us in a turnkey fashion. We also differentiate ourselves by accepting a relatively low cash component as our fee for management consulting and regulatory compliance services and taking a greater portion of our fee in the form of restricted shares of our private clients’ common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

We believe that the principal competitive factors in the industries in which we compete include:

•	Skills and capabilities of people;
•	Innovative service and product offerings;
•	Perceived ability to add value;
•	Reputation and client references;
•	Price;
•	Scope of services;
•	Service delivery approach;
•	Technical and industry knowledge and experience;
•	Quality of services and solutions;
•	Ability to deliver results on a timely basis;

•	Availability of appropriate resources; and
•	National reach and scale.

We believe that we occupy a unique niche relating to privately held companies seeking access to the public equity markets.

We compete primarily on the following basis:

•
Target Market. We target small businesses that are seeking access to capital markets. We also target small businesses that are required to maintain compliance with public reporting and corporate governance requirements. Their needs are highly complex and time consuming. We believe that they are underserved by larger management consulting services firms and that we have more experience and knowledge than firms our size and smaller.

•
Education. We provide our clients with value-added services that begin with education and access to Pubco WhitePapers™. We are committed to educating clients on all facets of their operations and believe this tenet is the most valuable service to our clients.

•
Flexible Fee Structure. The customary billing rate for management consulting and regulatory compliance services is $350 per hour. We estimate that we provide from 1,100 to 1,400 hours of services for a private company client to become a fully reporting, publicly traded company. Many small businesses need access to the capital markets to grow their operations, but do not have the cash to pay all of the professional service fees that they will incur to become a public company. To defray our clients’ out-of-pocket costs, we accept the predominate portion of our payment in the form of restricted shares of their common stock.

•
Experience and Knowledge. Collectively, our four executive officers several years of experience ranging from accounting, finance, legal and self-distribution of securities experience. We lead from our own business model of moving from a one-executive private company to a small growing public company that has built-out extensive management and operating infrastructure resources. Our common stock is quoted and traded on the OTCBB. We are required to maintain compliance with SEC reporting and corporate governance requirements. We face the same challenges as other small businesses in raising debt or equity capital. As such, we strive to lead by example.

•
Professional Service. We work with what we believe to be some of the best and affordable professional services providers in our industry. They range from accounting firms, corporate and securities attorneys, audit coordinators, NASD members that are registered as market makers, EDGAR agents, information technology professionals, shareholder awareness firms, independent equity research boutiques, and administrative assistants with years of experience servicing small businesses, among other professionals.

•
Aftermarket Support. The regulatory requirements for public companies can be overwhelming to small business management teams. Through our regulatory compliance services, we provide our clients with the skills and tools they need during their first year as a public company. After our engagement is complete, we hope that our clients will have learned everything they need to remain public and continue to access the capital markets. We will continue to offer our services to clients after the contract period expires.

We believe that we compete favorably on the factors described above. However, our industry is becoming increasingly competitive. Larger, more established companies than us may be able to compete more efficiently or effectively.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights.

PCMC Bulletin Board 30 Index® is a registered trademark in the U.S. Our trademarks which are not federally registered include: Pubco WhitePapers™, GoPublicToday™, Public Company Management Services™ (“PCMS”), PCMC 30™ PCMC Roadmap™ and Always-On Management™.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.

Governmental Regulations

We are required to operate our business in conformity with various federal and state securities laws including the Securities Act of 1933, as amended (the “Securities Act” or “1933 Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act” or the “1934 Act”), the Nevada Uniform Securities Act under which our subsidiary, GoPublicToday.com, Inc., is a registered investment advisor and rules and regulations of the SEC, the National Association of Securities Dealers (the “NASD”) and state regulatory agencies. In these regards, we do not prepare or certify any part of our clients’ registration statements or engage in any broker-dealer or underwriting activity including providing customer list or other leads to use in connection with our clients’ offerings of securities.

We do not believe that we are an investment company within the meaning of the Investment Company Act of 1940 (the “1940 Act”). We accept the predominate portion of our fee for management consulting and compliance services in the form of restricted shares of our clients’ common stock which do not have a market. We accept this as a form of payment because our clients are small privately held businesses that do not otherwise have the cash to pay for our services at the customary rate of $350 per hour. Since first conducting our current business operations as a public company over two years ago, markets have not developed for most of the common stock and we have not had an opportunity to dispose of much of it. As a result, we have accumulated common stock which currently constitutes most of our assets. We have adopted a policy to dispose of the common stock as soon as markets develop and we are able to sell it pursuant to an effective registration statement or an exemption from registration. For these and other reasons, we do not believe that we are engaged, nor do we propose to engage primarily in the business of investing, reinvesting, or trading in securities. Please see the section entitled “Risk Factors” under the heading “Item 6. Management’s Discussion and Analysis of Plan of Operation.”

Independent Contractors

We have several people who perform management, legal, accounting, finance, operational, technical, administrative and other employee-related services for us as independent contractors. We have two people providing executive-level services on a full-time basis and approximately eight people providing executive-level and other services on a part-time basis. We also engage several independent contractors to service our clients under our management consulting and compliance services contracts. We believe that our relationship with our independent contractors is good and that other independent contractors except executive-level management are available at reasonable costs to provide these services if necessary.

Item 2.	Description of Property.

Our executive office is located at 5770 El Camino Road, Las Vegas, Nevada 89118 and consists of 1,000 square feet. Stephen Brock, our President, CEO and majority shareholder, provides us with this office space on a rent-free basis. We plan to open an office in New York, New York. We believe that these facilities will be suitable to accommodate our growing business needs.

Our other executive officers and persons performing employee-related functions work from digitally linked virtual offices in the following locations:

•	Boston, Massachusetts;
•	District of Columbia;

•	Houston, Texas
•	Irvine and Santa Barbara, California;
•	Las Vegas, Nevada;
•	Lebanon, Indiana; and
•	New York, New York.

Item 3.	Legal Proceedings.

In April 2006, UgoMedia Interactive Corporation and we entered into a stipulated payment order, which was filed in the District Court of Clark County, Nevada in a breach of contract case which we had brought against UgoMedia in July 2004. Pursuant to the order, UgoMedia is obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. UgoMedia had paid us $61,500, but has defaulted on the remainder of the payment as of September 30, 2006. As a result of UgoMedia’s failure to make payment, we have the right to immediately enter judgment for the balance then due, less payments previously received, together with interest on the then unpaid balance at the rate of 8% per annum until fully paid. The order also provides that one of the individual defendants is subject to a $40,000 judgment inclusive of the $315,000 that was owed to us by Ugomedia; however, this judgment is subject to a dollar-for-dollar credit for all sums paid to us by UgoMedia. We also have the right to enter judgment against the individual, subject to the credit and any amounts paid to us by the individual, if UgoMedia fails to make the scheduled payments or cure such failure. We entered judgment on December 15, 2006 and are in the process of collecting the judgment.

In June 2006, we contacted Escape International, Inc. regarding a lawsuit between us filed on November 4, 2004, in the District Court, Clark County, Nevada. As a result of our communications with Escape, we settled the matters between us. Escape paid us $25,000 and Escape and we entered into a new contract pursuant to which we are providing them with management consulting services.

On September 13, 2006, we filed a lawsuit against Supremacy Financial Corporation in the District Court of Clark County, Nevada for breach of contract among other claims. We provided management consulting services to Supremacy; however, they did not pay us all of the compensation to which we are entitled under the contract. We are seeking $70,000, the issuance of 500,000 shares of common stock of Supremacy and the issuance of 500,000 cashless warrants enabling us to purchase additional shares of common stock of Supremacy at $0.20 per share.

We are a party to various litigation that is normally incident to our business and which, individually and in the aggregate, do not involve claims against us for damages, exclusive of interest and costs, in excess of 10% of the current assets of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has been quoted on the OTCBB under the symbol “PUBC” since September 29, 2004. The following table sets forth for the indicated periods the high and low bid prices for our common stock on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2006 Quarters Ended:	High	Low

September 30, 2006	$ 0.37	$ 0.37
June 30, 2006	$ 0.125	$ 0.125
March 31, 2006	$ 0.34	$ 0.32
December 31, 2005	$ 0.58	$ 0.51

Fiscal 2005 Quarters Ended:	High	Low

September 30, 2005	$ 1.39	$ 1.29
June 30, 2005	$ 1.10	$ 1.10
March 31, 2005	$ 1.25	$ 1.20
December 31, 2004	$ 0.51	$ 0.47

Holders of Record

As of November 1, 2006, there were 70 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

The following table lists unregistered sales of our equity securities during the fourth quarter of the fiscal year covered by this report.

Purchaser	Shares of Common Stock	Consideration	Value	Date

Individual Consultant	50,000	Individual Consultant	$8,500	07/25/2006
Individual Consultant	10,000	Individual Consultant	$2,600	09/08/2006
Individual Consultant	30,000	Individual Consultant	$7,800	09/08/2006

We claim an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipients, the access of such persons to information about us that would have been available in a public offering and the absence of any public solicitation or advertising. Also, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

For a discussion of unregistered sales of our equity securities during the first, second and third quarters of the fiscal year covered by this report, please see our amended quarterly reports on Forms 10-QSB/A filed on December 8, 2006 for the first quarter and December 11, 2006 for the second and third quarters.

Item 6.	Management’s Discussion and Analysis.

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

Overview

We are a management consulting services firm that educates and assists companies to improve their business, management and regulatory compliance processes and ultimately to become fully reporting public companies with their securities quoted and traded. We assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets. We provide educational materials that help private companies successfully operate their businesses and determine whether they should become public and the appropriate methods available to them, management consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and regulatory compliance services aimed at maintaining their public status. In addition, we created the PCMC Bulletin Board 30 Index™, a comprehensive tracking index of OTCBB stocks to increase awareness of the OTCBB as a public equity market and our exposure to small business issuers.

Our clients consist primarily of growing small-to-middle market private companies that:

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

How We Generate Revenue

During fiscal 2006, we derived revenue from the following activities:

Educational White Papers, Open Lines and Consultations. We have a database of over 140 educational white papers that serve growth-stage business owners and financial executives. We sell these white papers at retail prices ranging from $9.95 to $194.95 per paper. We also conduct open lines communications and consultations with potential clients regarding their prospects of becoming public companies. We expect that a certain number of these sales, open lines and consultations will translate into clients seeking to become fully reporting, publicly traded companies, and that we can enter into contracts with them to provide our management consulting and regulatory compliance services.

Management Consulting Services. We currently generate most of our revenue from management consulting services that we provide to our clients in their process to become fully reporting, publicly traded companies. Our rate for these services is $350 per hour; however, we offer these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. We value the restricted shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties. When there is no public trading market and there have been no recent private sales of the common stock, we record the value as deferred revenues. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy in which we recognize a portion of the revenue related to our consulting contracts at the completion of each of the following four milestones:

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

Compliance Services. We plan to generate more revenue from compliance services under twelve-month contracts once our clients are required to file periodic and other reports with the SEC. These services will also include corporate governance matters under the Sarbanes-Oxley Act of 2002. Our rate for these services is $350 per hour; however, historically we have contracted for these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. Under our new engagements, we provide these services solely for cash.

Known Trends, Events and Uncertainties

Marketing

During fiscal 2006, we progressively reduced the amount of advertising dollars that we spent to promote white papers, open lines, consultations and other marketing activities directed at generating client leads to focus more of our attention on broadening our executive management team, developing improved contracts for our services, evaluating opportunities to offer potential new services, developing tools to measure our efficiency, as well as heightened client prescreening. We signed fewer new clients during fiscal 2006, but our existing clients moved further through the process of becoming fully reporting public companies. As a result, four of our clients reached the third milestone by having their registration statements filed with the SEC declared effective. Three of these clients along with two additional clients also reached the second milestone during fiscal 2006. We believe that our focus on existing rather than new clients during fiscal 2006 allowed us to improve our business model and processes and had a positive effect on our revenue and results of operations.

We believe that we are in a better position than we were at the end of fiscal 2005 to service new clients. After fiscal 2006, we increased our advertising activities directed at client acquisition and we plan to continue to improve our business model and processes.

Nevada Economic Development

According to the Nevada Secretary of State, there are 300,000 corporations domiciled in Nevada. During 2006, 41,083 corporations have been formed in Nevada and 39,052 and 35,186 corporations were formed in Nevada during 2005 and 2004, respectively. We believe that at this time, there are advantages to concentrating our marketing efforts in the State of Nevada because we perceive Nevada as offering the following benefits:

•	Favorable securities, corporate and tax laws and regulations for small businesses; and
•
Large number of small businesses that could benefit from raising capital, expanding their business and growing nationally and internationally by successful entry and sustained participation in the public capital markets.

We plan to increase our public awareness and client base in the State of Nevada through print advertisements geared towards business professionals by reinforcing our position as an educational resource as well as a service provider.  We believe that increased public awareness of our educational materials, services and Nevada roots could bring new resources and create jobs in Nevada as well as assist in turning Nevada into a platform to develop capital markets for small business issuers.

Our President, CEO and majority shareholder and our CFO are both Nevada residents. They have networks of business contacts who can assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies. Our CEO is also actively involved in Nevada politics. We plan to create a Nevada advisory board of approximately ten prominent businesspersons and politicians to aid in our goals of increasing our public awareness and developing a strong client base in Nevada which we believe will contribute to the overall economic growth of the State and further benefit our business.

Revenue Recognition

We have experienced delays in recognizing revenue from our contracts for management consulting services. Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies. Our clients face obstacles in undertaking this process. The primary obstacles which they face relate to their ability to provide suitable non-financial statement information and financial statement information. In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves. For example, we signed a client in March 2005 and earned revenue for the client reaching the first milestone during that same month. The client experienced delays which continue to persist and a run up of costs in reorganizing and providing suitable financial statement information for purposes of a registration statement or a private placement of their common stock, which the client never commenced. As a result, the client’s financial statements became unusable for their intended purpose. Although we last earned revenue from this client in March 2005, we have continued to provided management consulting services to the client. The client has improved its business processes, engaged an audit coordinator and is continuing with the process. We believe that we will earn the remainder of the revenue regarding this client during the next twelve months.

Oftentimes the small, privately held companies that we service do not have personnel with the skills necessary to prepare audited financial statements suitable for filing with the SEC. Even when these companies have audited financial statements, generally, the financial statements do not comply with SEC regulations and/or the audit was not performed by an accounting firm that is registered with the PCAOB. The SEC has specific regulations that govern the form and content of and requirements for financial statements required to be filed with the SEC. The Sarbanes-Oxley Act of 2002 prohibits accounting firms that are not registered with the PCAOB from preparing or issuing audit reports on U.S. public companies and from participating in such audits. It is imperative that our clients’ financial statements comply with SEC regulations and that they be audited by an accounting firm registered with PCAOB. In addition to audited financial statements, in certain circumstances, SEC regulations also require our clients to file unaudited interim financial statements that have been reviewed by the clients’ PCAOB registered independent auditor. As discussed above, our clients have faced obstacles in preparing their financial statements.

During fiscal 2006, we introduced audit coordinators into our business model to assist our clients in preparing their financial statements in compliance with SEC regulations. In many cases, we mandate that our clients engage an audit coordinator. Initially, an audit coordinator will interview a client’s personnel, accounting systems and methodology, and financial records to determine their proficiency and level of adherence to accounting standards. If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function. Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process. Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC. We expect that audit coordinators will shorten the time it takes for our clients to prepare their financial statements and reach milestones, which should have a positive effect on our revenue and results of operations.

Technology

We are leading by example and pioneering the use of technology to manage our decentralized, virtual operational infrastructure under a program that we call Always-On Management™. The program addresses the challenges of using technology to manage a geographically disbursed team.  While many of these technologies have been available for several years, the management practices around their use are typically not mature in small businesses like us outside of the technology industry. We believe that our use of these technologies allows us to better serve our clients and improve operational efficiency and profitability. We hope that our efforts will create publicity for us and provide additional management consulting services opportunities for us.

We are implementing a web-based system for project planning and time tracking.  We will be placing more importance on keeping track of time allocation on client engagements in order to fully realize revenue for additional services provided to clients beyond the scope of our basic engagement.  We expect that this new system will support our ongoing process of improving operational efficiency and profitability.  The system's web-based interface will allow us and the professional service providers who serve our clients to track their time on client engagements. The system is also being integrated with our accounting system which we expect will accelerate our accounts receivable process for additional services which we can bill by the hour.

We plan to implement software to help develop our business strategy and track our key performance indicators on a monthly basis and financial ratio analysis on a quarterly basis.  We plan for our executive management team and Global Advisory Board to use the resulting strategy and financial scorecards to identify opportunities for improvement and to communicate our progress in these areas to shareholders, regulatory agencies, financial analysts and the media.

Results of Operations For The Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

During fiscal 2006, we focused on strategic initiatives relating to our business model, which included but are not limited to: broadening our executive management team, implementing merit based compensation for our executive officers and other independent contractors, improving the screening of new clients, drafting clearer contracts for our services, evaluating new potential opportunities to provide management consulting and regulatory compliance services, reevaluating our group of clients with a renewed focus on their ability to become public companies, and increasing intensity on moving more mature clients further through the process. Our efforts resulted in more revenue and lower general and administrative expenses during fiscal 2006.

Our revenue increased $390,800, or 27%, to $1,813,335 for fiscal 2006, as compared to $1,422,535 for fiscal 2005. In fiscal 2006, we generated most of our revenue from management consulting services. Whether or not we met the milestones for recognizing such revenue was dependent on the time it took for our clients to move through the process of becoming fully reporting, publicly traded companies. Historically, our clients have faced obstacles in undertaking this process which included preparing financial and other information. During fiscal 2006, we introduced audit coordinators into our business model to assist our clients in preparing their financial statements which they need to reach milestones. The increase in revenue for fiscal 2006 as compared to fiscal 2005 is primarily attributable to our clients reaching more milestones. In addition, we received a significant income boost from a client who issued us stock related to services performed prior to fiscal 2006.

General and administrative expense decreased $2,308,807, or 61%, to $1,460,451 for fiscal 2006, as compared to general and administrative expense of $3,769,258 for fiscal 2005. Marketing, advertising and other outside services decreased $1,082,886, officer compensation decreased $842,649, accounting fees and expenses decreased $88,742, and other expenses related to our operations and administrative activities decreased $294,530. A major portion of the decrease in general and administrative expense resulted from the issuance of fewer shares of our common stock and assets for services which was $369,835 during fiscal 2006 as compared to $1,705,827 during fiscal 2005 and a decrease in the market price of our common stock which is used to value the shares on the date of grant.

Bad debt expense increased $96,520, 89%, to $205,020 for fiscal 2006, as compared to bad debt expense of $108,500 for fiscal 2005. During fiscal 2006, we reevaluated our group of clients with a renewed focus on their ability to make it through the process of becoming fully reporting, publicly traded companies, and, as a result, we determined that certain cash and stock receivables were uncollectible.

Depreciation and amortization expenses decreased $9,203, 17%, to $42,601 for fiscal 2006, as compared to $51,624 for fiscal 2005. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated during fiscal 2006.

Total operating expenses decreased $2,221,310, or 57%, to $1,708,072 for fiscal 2006, as compared to total operating expenses of $3,929,382 for fiscal 2005. The decrease in total operating expenses was primarily attributable to the decrease in general and administrative expense.

Interest expense increased $9,483, or 47%, to $29,466 for fiscal 2006, as compared to interest expense of $19,983 for fiscal 2005. The increase in interest expense was due to a charge as consideration for the consolidation and renewal modification of a note payable which was eventually assumed by our President and CEO.

Interest income decreased to $31 for fiscal 2006, as compared to interest income of $14,417 for fiscal 2005. The decrease in interest income was due to a reduction in notes receivable.

Realized gain on sale of assets decreased to $-0- for fiscal 2006, as compared to realized gain on sale of assets of $198,017 for fiscal 2005. The decrease in realized gain on sale of assets was due to the sale of investments in real estate during fiscal 2005. We no longer hold investments in real estate and did not have any such sales during fiscal 2006.

Realized loss on sale of marketable securities was $39,644 for fiscal 2006, as compared to realized gain on sale of marketable securities of $26,028 for fiscal 2005. The change from realized gain to realized loss on sale of marketable securities was due to the net declines in the market values of marketable securities.

Unrealized loss on marketable securities decreased $89,793, or 14%, to $564,330 for fiscal 2006, as compared to unrealized loss on marketable securities of $654,123 for fiscal 2005. The decrease in unrealized loss on marketable securities was primarily due to changes in the values of marketable securities.

We recorded a full valuation allowance against deferred tax assets for fiscal 2006, because management believes it is more likely than not that deferred tax assets will not be realized. We had a deferred income tax benefit of $640,427 for fiscal 2005, and no valuation allowance was recorded.

We had a net loss of $528,146 (and loss per share of $0.02) for fiscal 2006, as compared to a net loss of $2,302,064 (and loss per share of $0.11) for fiscal 2005. The decrease of $1,773,918, or 77%, in the net loss was primarily attributable an increase in revenue and a decrease in total operating expenses.

We had an accumulated deficit of $1,451,113 and total stockholders’ equity of $895,278 as of September 30, 2006.

Liquidity and Capital Resources

We had total current assets of $992,564 as of September 30, 2006, which consisted of cash of $11,043, net accounts receivable of $41,741, marketable securities of $933,352 and other assets of $6,428.

We had total current liabilities of $4,100,981 as of September 30, 2006, which consisted of deferred revenues of $3,408,675, accrued expenses to related parties of $248,012, accounts payable and accrued expenses of $155,860, bank lines of credit of $37,663, current portion of installment notes payable of $30,347 and $220,424 of related party advances that we have received from Stephen Brock our President and CEO. During fiscal 2006, we accrued compensation of $180,000 to Mr. Brock and stock-based compensation of $68,012 to other executive officers.

We had negative working capital of $3,108,417 as of September 30, 2006. The ratio of current assets to current liabilities was 24% as of September 30, 2006.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee ranging between 19% -to-22% cash, some of which we apply to cover our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $3,965,128 as of September 30, 2006, would become marketable securities and deferred revenues, which was $3,408,675 as of September 30, 2006, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect. Accounts payable and accrued expenses decreased $57,338 during fiscal 2006, however expenses accrued to related parties increased by $248,012 during fiscal 2006, which had an adverse effect on our working capital. Accrued expenses to related parties consisted of compensation payable to Stephen Brock, our President and CEO, and other executive officers. We believe that we could decrease the relative amount of these current liabilities as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

Having clients that have made it through the process of becoming publicly traded also drives our ability to generate cash flows from operations. However, even if markets do develop for the shares of client common stock which we hold, those markets will most likely be illiquid and highly volatile. We could continue to face difficulty in generating positive cash flows from operations from sales of the marketable securities.

During fiscal 2006, we consumed net cash in the amount of $29,018; consisting of $135,048 used in operations which was partially offset by $106,030 provided by financing activities.

Net cash used in operating activities was $135,048 for fiscal 2006, consisting of net loss of $528,146, and increase in marketable and non-marketable securities of $2,555,695, a decrease in accounts payable and accrued expenses of $57,338 and an increase in other assets of $7 which were offset by adjustments for depreciation and amortization of $42,601, bad debt expense of $205,020 and stock issued for services of $369,835, a decrease in accounts and stock receivable of $155,695, a decrease in notes receivable of $56,500 and an in accrued expenses to related parties of $248,012.

We did not have cash flows from investing activities for fiscal 2006.

Net cash provided by financing activities was $106,030 for fiscal 2006, consisting of advances from related party of $136,224 which was partially offset by net payments on bank line of credit of $2,038 and payments on installment notes payable of $28,156. Advances from related party represents amounts we received from Stephen Brock, our President and CEO, including his personal assumption of a note payable that we borrowed from an individual with whom Mr. Brock has a business relationship and an entity controlled by such individual.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. During fiscal 2006, we increased our efforts, which involved litigation in some instances, to collect cash payments owed to us from clients who had breached our agreements. We plan to continue these efforts during the next twelve months. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

Since the end of fiscal 2006, Stephen Brock provided us with $300,000 of funding for our operations. Further, we are seeking a greater line of credit to finance our operations until more clients’ commons stock becomes publicly traded and we are able to dispose of our shares.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance of the services provided. Providing management consulting services may take several months. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy for management consulting services based on the value received by our clients at measurable milestones in the public reporting process. We concluded that the relative values of our consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the SEC (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the OTCBB or listing on a securities market or exchange (35%). Cash and common stock received in advance of services are recorded as deferred revenues. Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, most of our contracts had not made it past the second milestone and we had deferred revenues of $3,408,675, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales. Non-marketable securities are reflected on our balance sheet at historical costs. As of September 30, 2006, we had non-marketable securities valued at $3,965,128 as a result of third party private sales by our current and former clients of their common stock at per share prices ranging from $0.10 to $0.75. As our clients become fully reporting, publicly traded companies, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

Risk Factors

Risks Related to Our Business

A significant portion of our revenue and earnings consist of securities that are not freely transferable.

We accept the predominate portion of our fee for management consulting and compliance services in the form of shares of our clients’ common stock which do not have a market. We accept this as a form of payment because our clients are small privately held businesses that do not otherwise have the cash to pay for our services at the customary rate of $350 per hour. There is no assurance that a market will develop for these securities or, if one does develop, that it would be characterized by liquidity and stability. In addition, such securities are “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933 and are not freely transferable without registration or an exemption from registration. We may be unable to sell or distribute such securities at the times we would like if at all.

A significant portion of our assets consists of stock issued by small, unproven issuers.

Our clients are primarily small companies and are subject to all of the risks of small businesses. They frequently depend on the management talents and efforts of one person or a small group of persons for their success, and the death, disability or resignation of one or more of these persons could have a material adverse impact on our clients and their ability to become public companies. In addition, small businesses often have narrower product lines and smaller market shares than their competition. Such companies may also experience substantial variations in operating results. These companies may be more vulnerable to customer preferences, market conditions or economic downturns. We rely on the diligence of our management team to obtain information and asses the suitability of potential clients to make it through the process of becoming fully reporting, publicly traded companies. Our management team, however, cannot eliminate the risk that our clients may be unable to make it through the process or pay our fees or the risk that the securities we receive may have no value when we are able to dispose of them.

Registration of securities and clearance for quotation are subject to delays and other factors that are beyond our control.

Our services relate primarily to advice and consulting relating to the registration of securities for self-distribution by our clients and admission of our client’s securities to trading on a public market and our revenue and cash flow from operations is contingent upon these events. Registration of securities is subject to review and approval by the SEC and clearance for securities to be quoted and traded is subject to review and approval by the NASD. Such review and approval may result in delays that could adversely affect the recognition of revenue from management consulting services or cash flows from the sale of marketable securities.

Valuation of privately held common stock is subject to uncertainty.

The shares of common stock of clients that we receive for our services are valued using a fair value determination made in good faith in accordance with our established guidelines. Initially, the fair value of the common stock is based contemporaneous third party private sales. These sales have ranged from $0.10 to $1.00 per share. These prices are arbitrarily determined by our clients’ management and bear no relationship to our clients’ assets, earnings or book value, or any other objective standard of value. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value may differ significantly from the values that would exist if a ready market for these securities existed. The value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

We depend on the personal efforts of our executive management team.

Our success depends upon the personal efforts of Mr. Stephen Brock, our President and CEO, Joshua A. Gottesman, our Treasurer and CFO, Dennis Hensling, our Senior Vice President responsible for financial management and marketing, Trae O'Neil High, our Chief Legal Officer (or CLO) and Kipley J. Lytel, our Secretary and COO. We have entered into one-year agreements for their services; however, these agreements generally may be terminated by them upon thirty days’ written notice. We have not obtained any key man life insurance relating to our executive officers. If we lose their services, such loss could have a material adverse effect on our business and the results of operations and/or financial condition. In addition, the absence of any one of them will force us to seek a replacement who may have less experience or who may not understand our business as well as, or we may not be able to find a suitable replacement.

We may be required to register as an Investment Company under the Investment Company Act of 1940.

We believe that we are primarily engaged in the business of providing management consulting and compliance services and that our acquisition and ownership of restricted securities of our clients is an incidental and necessary result of our business operations. We have entered into discussions with the staff of the SEC and are exploring ways to hold and dispose of client securities in a manner consistent with our business needs and the concerns of the staff. If the SEC determines that we are an investment company, we would be required to register under the Investment Company Act of 1940 (the "1940 Act") and would become subject to regulatory provisions that are generally considered to be inconsistent with the conduct of a non-investment company business. These include requirements as to the composition of our board of directors, prohibitions on our transactions with directors, officers and controlling stockholders and limitations on the kinds of securities we may issue and the prices at which and manner in which we may sell or repurchase them. There can be no assurance that the SEC will not require us to register under the 1940 Act, or, if we are required to do so, that we will be able to complete the registration process in a timely manner, if at all, or at an acceptable cost.

We have obtained a copy of an order of private investigation by the SEC in the matter of M & A Capital Advisers, LLC.

On August 4, 2006, the Securities and Commission issued an order of private investigation in the matter of M & A Capital Advisers, LLC. Stephen Brock, our President, CEO and majority shareholder is the sole owner of M & A Capital Advisers, LLC. We are cooperating with the Commission’s investigation.

Risk Related To Ownership of Our Common Stock

The trading price for our common stock has been and may continue to be volatile.

The trading price of our common stock has been volatile since it began trading and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors;
•	Announcements by us or others about our business, development, significant contracts or results of operations or other matters;
•	The volume of shares of common stock available for public sale;
•	Sales of stock by our stockholders;
•	Short sales, hedging and other derivative transactions on shares of our common stock; and
•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for management consulting services firms in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because our common stock is considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

Our common stock is subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

We do not anticipate dividends to be paid on our common stock and investors may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on our common stock and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares nor can we assure that stockholders will not lose the entire amount of their investment.

Our President and CEO owns a majority of the voting power of our common stock which will limit your ability to influence corporate matters.

Mr. Stephen Brock is our President and CEO and a director. He owns 68.4% of the voting power of our outstanding common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. Mr. Brock’s control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. Mr. Brock’s interests may conflict with or be adverse to the interests of our other stockholders. Since Mr. Brock owns more than a majority of the voting power of all issued and outstanding shares of our stock, the other stockholders will not be able to remove or replace Mr. Brock, elect directors or officers, or cause us to engage in any transactions without his consent even if they believe that it is in our best interests to do so. As a result of these factors, the market price of our common stock could be adversely affected.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Public Company Management Corporation
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Public Company Management Corporation (PCMC) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of PCMC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMC as of September 30, 2006 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Restatement - as further discussed in Note 1 to the consolidated financial statements, PCMC restated the Consolidated Statements of Cash Flows for the year ended September 30, 2005 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 8, 2006

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS

Current Assets
Cash	$11,043
Accounts receivable, net of $45,000 allowance for doubtful accounts	41,741
Marketable securities	933,352
Other assets	6,428
Total Current Assets	992,564

Stock receivable, net of $45,000 allowance for doubtful accounts	4,500
Non-marketable securities	3,965,128
Furniture and equipment, net of accumulated depreciation of $46,924	52,625
Website, net of accumulated amortization of $58,946	11,758

TOTAL ASSETS	$5,026,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$155,860
Accrued expenses to related parties	248,012
Current portion of installment notes payable	30,347
Bank lines of credit	37,663
Related party advances	220,424
Deferred revenues	3,408,675
Total Current Liabilities	4,100,981

Long Term Liabilities
Long-term portions of installment note payable	30,316

TOTAL LIABILITIES	4,131,297

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,654,412 shares issued and outstanding	23,654
Paid in capital	2,322,737
Accumulated deficit	(1,451,113)

TOTAL STOCKHOLDERS’ EQUITY	895,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,026,575

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2006 and 2005

	2006	2005

Revenue	$1,813,335	$1,422,535

General and administrative	1,460,451	3,769,258
Bad debt expense	205,020	108,500
Depreciation and amortization	42,601	51,624

Total operating expenses	1,708,072	3,929,382

Net income (loss) from operations	105,263	(2,506,847)

Other income and (expense)
Interest expense	(29,466)	(19,983)
Interest income	31	14,417
Realized gain on sale of real estate and other assets	-	198,017
Realized (loss) gain on sale of marketable securities	(39,644)	26,028
Unrealized loss on marketable securities	(564,330)	(654,123)

Total other income (expense)	(633,409)	(435,644)

Loss before income taxes	(528,146)	(2,942,491)

Deferred income tax benefit	-	(640,427)

NET LOSS	$(528,146)	$(2,302,064)

Weighted average shares outstanding	23,130,166	21,516,399

Basic and diluted loss per share	$(0.02)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005

		2005
	2006	(Restated)

Cash Flows Used in Operating Activities
Net (loss) income	$(528,146)	$(2,302,064)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	42,601	51,624
Bad debt expense	205,020	108,500
Gain on sale of investments	-	(198,017)
Stock issued for services	369,835	1,705,827
Deferred income tax	-	(640,427)
Changes in:
Marketable and non marketable securities	(2,555,695)	(509,815)
Accounts and stock receivable	155,695	(127,625)
Notes receivable	56,500	25,000
Other assets	(7)	36,579
Accounts payable and accrued expenses	(57,338)	145,764
Accrued expenses to related parties	248,012	-
Deferred revenue	1,928,475	1,251,867

Net Cash Used in Operating Activities	(135,048)	(452,787)

Cash Flows Provided by Investing Activities
Proceeds from sale of real estate	-	443,017
Purchase of furniture and equipment	-	(7,700)

Net Cash Provided by Investing Activities	-	435,317

Cash Flows Provided by (Used in) by Financing Activities
Net payments on bank line of credit	(2,038)	(8,309)
Proceeds from notes payable	-	84,200
Payments on installment notes payable	(28,156)	(178,567)
Sale of common stock	-	6,698
Advances from related party	136,224	-

Net Cash Provided by (Used in) Financing Activities	106,030	(95,978)

Net decrease in cash	(29,018)	(113,448)

Cash at beginning of period	40,061	153,509

Cash at end of period	$11,043	$40,061

Cash paid during the year for:
Interest	$30,496	$14,417
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2006 and 2005

	COMMON STOCK
	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

Balance at September 30, 2004	15,731,274	$15,731	$255,536	$1,379,097	$1,650,364

Reverse merger	4,593,350	4,593	(4,593)
Stock sold for cash	64,835	65	6,633		6,698
Stock issued for services	2,163,712	2,164	1,696,427		1,698,591

Net loss				(2,302,064)	(2,302,064)

Balance at September 30, 2005	22,553,171	$22,553	$1,954,003	$(922,967)	$1,053,589

Stock issued for services	1,101,241	$1,101	$368,734		$369,835

Net loss				(528,146)	(528,146)

Balance at September 30, 2006	23,654,412	$23,654	$2,322,737	$(1,451,113)	$895,278

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Public Company Management Corporation ("PCMC"), a Nevada corporation, was formed on October 26, 2000.  On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an exchange Agreement with the certain controlling shareholders of GoPublicToday.com, ("GPT"), Pubco WhitePapers, Inc., ("PWP"), Nevada Management Corporation, Inc., formerly Nevada Fund ("NMC") which is now dormant, and Public Company Management Services, Inc. ("PCMS").  Pursuant to the Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP, approximately 98.0% of the outstanding shares of NMC, and all of the outstanding shares of PCMS in exchange for an aggregate of 15,326,650 newly issued treasury shares of MyOffiz's common stock. The acquisition was accounted for as a reverse merger.  Subsequent to the exchange agreement, MyOffiz obtained 100% of GPT, changed its fiscal year end from June 30, to September 30, and changed its name to Public Company Management Corporation.

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

These entities were formed to provide management consulting and regulatory compliance services to small businesses seeking to create long-term value by participating in public capital markets.  Pubco WhitePapers™ hosts a comprehensive body of knowledge on private and public equity markets.  GoPublicToday™ provides consulting services and advice to companies seeking to go public.  Public Company Management Services™ provides regulatory compliance services and advice to new and existing public companies in connection with periodic and other reporting to the SEC and corporate governance matters.

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

Non-Marketable Securities.  Non-marketable securities are comprised of equity securities that do not have a readily determinable fair value (i.e. not traded on a quoted exchange). Non-marketable securities are accounted for under the cost method.  Management values the non-marketable securities received in exchange for services provided using prices from third party private sales of these securities.  Management assesses non-marketable securities for impairment at each period-end based on, but not limited to, subsequent third party private sales and liquidity of the underlying company. Non-marketable securities are periodically reviewed to determine if their value should be impaired from their initial issuance.

Revenue Recognition.   PCMC is primarily engaged in educating and assisting companies to improve their business, management and regulatory compliance processes and ultimately to become fully reporting public companies with their securities quoted and traded. PCMC’s services assist small, privately held, businesses create long-term value for their shareholders and partners by obtaining and maintaining access to the public capital markets.  PCMC generates revenues primarily from two sources:  (a) management consulting services related to assisting small, privately held companies with the registration of securities and admission of securities to trading on the Over the Counter Bulletin Board or other securities market, and (b) regulatory compliance services for clients trading on Over the Counter Bulletin Board or other securities market.

Consulting Revenues.  PCMC enters into management consulting services contracts with each of its clients and collects a combination of cash and common stock for its services. The value of the common stock generally represents the predominate portion of the total value of the contract.  The common stock portion of the contract is generally due upon signing the contract (previously it was due when the client began an initial private placement) and the cash portion is due in installments immediately prior to the achievement of milestones.

Providing management consulting services may take several months. Effective with the second quarter ended March 31, 2005, PCMC adopted a revenue recognition policy for management consulting services based on the value received by PCMC’s clients at measurable milestones in the public reporting process. PCMC concluded that the relative values of its consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the United States Securities and Exchange Commission (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the Over the Counter Bulletin Board or listing on a securities market or exchange (35%).

Cash and common stock received in advance of services are recorded as deferred revenues.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If PCMC finds that the relative amount of man hours and other expenditures required by it has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by PCMC’s competitors in the marketplace or would change the relative value received by PCMC’s clients for that milestone, it could warrant changing the percentages prospectively.

Compliance Revenues.  Under the terms of the consulting contracts described above, clients are required to retain PCMC's compliance services for a one-year period after going public.  PCMC recognizes compliance revenues when services are performed.

Accounts Receivable.  Accounts receivable are stated at the cash amount PCMC expects to collect. PCMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: client credit-worthiness, past transaction history with the client, and changes in client payment terms. If the financial condition of PCMC's clients were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, PCMC provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after PCMC has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Stock Receivable.  Stock receivable represents the value of client common shares owing to PCMC under the terms of its consulting contracts.  PCMC maintains allowances for doubtful accounts for the value of shares it considers uncollectible.

Capitalized website costs.  The website capitalized costs consist of amounts spent on design and creation of the graphics and website operation and are amortized on a straight-line basis over their estimated useful lives of three years.  Amounts spent on early conceptualizing, maintenance or content are expensed as incurred.  Amortization expense totaled $25,429 and $32,044 in fiscal 2006 and 2005, respectively.

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

Stock Options and Warrants. PCMC accounts for stock-based compensation to employees under the intrinsic value method.  Under this method, PCMC recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.  PCMC accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.  There are no options or warrants outstanding as of September 30, 2006.

Recent Accounting Pronouncements. PCMC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Restatements. PCMC restated the Consolidated Statements of Cash Flows for the year ended September 30, 2005 to change the classification of Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Provided by (Used in) Operating Activities and Net Cash Provided by (Used in) Investing Activities is as follows.

2005
As originally reported:
Net Cash Used in Operating Activities	$(814,439)
Net Cash Provided by Investing Activities	$796,969

As restated:
Net Cash Used in Operating Activities	$(452,787)
Net Cash Provided by Investing Activities	$435,317

NOTE 2 - LIQUIDITY

As shown in the accompanying financial statements, PCMC incurred losses from operations and had negative cash flows from operations during fiscal 2006.  Additionally, PCMC has experienced delays with some of its clients going public, which delays PCMC's ability to realize value from its non-marketable equity securities.  Stephen Brock, President, CEO and majority shareholder, has committed to loan money to PCMC should PCMC not be able to otherwise fund its working capital requirements.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities primarily include securities issued by current or former clients valued at market price.

The composition of marketable securities, classified as current assets, was as follows at September 30, 2006:

	Cost	Fair Value

Marketable Securities	$1,126,564	$933,352

Investment income for the years ended September 30, 2006 and 2005 consists of the following:

	2006	2005

Gross realized gains from sales of trading securities	$72	$113,827

Gross realized losses from sales of trading securities	(39,716)	(87,799)

Net unrealized holding gains (losses)	(564,330)	(654,123)

Net investment income (loss)	$(603,974)	$(628,095)

NOTE 4 - NOTES RECEIVABLE

In accordance with the terms of a Settlement Agreement and Mutual Release of Claims, PCMC accepted a non-interest bearing note receivable from a client for amounts owing to PCMC.  Under the terms of the settlement, PCMC converted receivables totaling $250,000 into 1,500,000 shares of client stock receivable valued at $150,000 and $100,000 in cash receivable, less estimated client legal fees of $18,500.  During the year ended September 30, 2005, PCMC received 1,500,000 restricted shares of the clients’ stock and $25,000 in cash.  The remaining cash balance of the note receivable totaling $56,500 was collected during the year ended September 30, 2006.   A loss on the settlement of $18,500 was recorded to bad debt expense in the year ended September 30, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006:

	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value

Vehicle	5 Years	$61,938	$(18,582)	$43,356
Office furniture and fixtures	7 years	15,086	(9,276)	(5,810)
Office computers and equipment	3 years	22,542	(19,084)	3,458
TOTAL		$99,566	$(46,942)	$52,624

Depreciation expense totaled $17,173 and $19,580 for the years ended September 30, 2006 and 2005, respectively.

NOTE 6 - INVESTMENT IN REAL ESTATE PROPERTIES

During fiscal 2005, PCMC sold its investments in two real estate properties for a net sales price of $443,017.  After paying off the mortgage, PCMC received net proceeds of $278,343 on the sales and recognized gains on the sales totaling $198,017.

NOTE 7 - BANK LINE OF CREDIT

As of September 30, 2006, PCMC had the following bank line of credit:

	Line of Credit Amount	Outstanding as of September 30, 2006	Interest Rate	Due Date

Wells Fargo Bank	$40,000	$37,663	16.25%	On Demand

NOTE 8 - NOTE PAYABLE

Long-term debt as of September 30, 2006 consisted of the following:

Note payable to Bank of America, with payments of $1,087.26 per month, bearing interest at 10.25% per annum, unsecured. The interest rate and monthly payment are subject to change based on changes in the Prime Rate. Based on the current interest rate, the Note will mature in June, 2009.	$31,150
Loan payable to Infiniti Financial Services, with payments of $1,509.95 per month, bearing interest at 2.9% per annum, secured by a company vehicle. The loan matures in June, 2008	29,513
60,663
Less: Current portion	30,347

Total Long-Term Debt	$30,316

Maturities of debt over the next three years are as follows:

Twelve Months Ending September 30,	Amount
2007	$30,347
2008	20,972
2009	9,344
Total Long-Term Debt	$60,663

NOTE 9 - INCOME TAXES

PCMC had deductible net operating losses of approximately $333,000 at September 30, 2006.  These expire 20 years after incurred. Components of deferred tax assets and liabilities at September 30, 2006 are as follows:

Deferred tax asset	$124,000
Valuation allowance	(124,000)
Net deferred tax asset	$-

PCMC has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of September 30, 2005 is approximately $124,000. The net change in the total valuation allowance for the year ended September 30, 2006 was an increase of $66,000.

NOTE 10 - COMMON STOCK

During the year ended September 30, 2006, PCMC issued the following shares for services in each quarter.

Quarter	Shares Issued		Price Range of Shares	Total Expense Recognized

October, 2005 - December, 2005	80,000		$0.61 - $0.90	$64,250
January, 2006 - March, 2006	538,000	(1)	$0.33 - $0.52	195,725
April, 2006 - June, 2006	370,741		$0.12 - $0.31	87,635
July, 2006 - September, 2006	112,500		$0.13 - $0.26	22,225

Totals	1,101,241	(1)	$0.12 - $0.90	$369,835

(1)
Includes an additional 80,000 shares that were issued to satisfy previous obligations of the prior company that PCMC merged into in October 2004. These shares were accounted for as an adjustment to the original recapitalization accounting with no assigned valuation.

At September 30, 2006, PCMC accrued $39,451 in consulting services payable in PCMC common stock, which is included in accounts payable and accrued expenses on the balance sheet.

NOTE 11 - CONCENTRATIONS

In the year ended September 30, 2006, one client accounted for approximately 35% of total revenues and a second accounted for approximately 11% of total revenues. In the year ended September 30, 2005, one customer accounted for approximately 12% of total revenues. No other customer accounted for more than 10% in the years ended September 30, 2006 and 2005.

NOTE 12 - RELATED PARTY TRANSACTIONS

PCMC was provided office space by its founder President, CEO and majority shareholder at no cost on a month-to-month basis. During the fiscal years ended September, 30, 2006 and 2005, the space was provided at no cost.

As described more fully in Note 2, above, Stephen Brock has loaned PCMC money to for its operations. As of September 30, 2006, Mr. Brock had advanced $220,424 to PCMC. Included in this amount is $84,200 formerly payable by PCMC to Aventura Holding, Inc. Mr. Brock has personally assumed responsibility for repayment of this note. During fiscal 2006 we issued a note to Mr. Brock in the principal amount of $220,424 which is repayable over five years, bearing interest at the rate of 12% per annum. Monthly payments on the note are $4,864. Maturities of this note over the next five years are as follows:

Twelve Months Ending September 30,	Amount

2007	$34,294
2008	38,556
2009	43,479
2010	48,961
2011	55,134
Total Maturities	$220,424

During the year, PCMC accrued $15,000 per month (or an aggregate of $180,000) of compensation to Mr. Brock. No compensation was actually paid to Mr. Brock during the year ended September 30, 2006.

During the year ended September 30, 2006, PCMC made cash payments of $16,950 to its Chief Operating Officer and issued him 125,000 shares of PCMC common stock valued at $27,700. As of September 30, 2006, PCMC had accounts payable of $3,787 to this officer and he was due 55,000 shares of PCMC common stock valued at $14,600 pursuant to the agreement between him and PCMC.

During the year ended September 30, 2006, PCMC made cash payments of $103,455 to its Chief Legal Officer for services rendered to PCMC and PCMC’s client on its behalf and issued him 107,000 shares of PCMC common stock valued at $27,100. As of September 30, 2006, PCMC had accounts payable of $37,125 to this officer and he was due 54,054 shares of PCMC common stock valued at $12,500 pursuant to the agreements between him and PCMC.

NOTE 13 - SUBSEQUENT EVENTS

Related Party Transactions

Effective November 1, 2006, PCMC entered into an agreement with an individual to serve as PCMC’s Treasurer and Chief Financial Officer. The agreement provides for a minimum annual compensation consisting of $24,000 cash and 145,000 registered shares of PCMC’s common stock. The individual is also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreement.

Other Subsequent Events

In November, 2006, one of PCMC’s clients began trading as a public company. As a result, 500,000 restricted shares of non-marketable stock became marketable. Some of the shares that we hold of this client may be available for resale under Rule 144 of the Securities Act of 1933, as amended, provided that at such time the client is current in its filings with the SEC and has been subject to such filing requirements for at least 90 days.

In November, 2006, Stephen Brock loaned $300,000 to PCMC. The loan bears interest at a rate 12% per year and is repayable to Mr. Brock over 15 years, with monthly payments of principal and interest of $3,601. Payments will begin in December, 2006.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our auditors identified material weaknesses in our controls and procedures over recording stock-based compensation, revenue recognition and valuation on non-marketable securities.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2006, Malone & Bailey, PC, our principal independent accountant, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal controls related to recording stock-based compensation, revenue recognition, and valuation on non-marketable securities. The adjustment to stock-based compensation, revenues and non-marketable securities were detected in the audit process and have been appropriately recorded and disclosed in this report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

Item 8B.	Other Information.

Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On September 30, 2006, we issued Stephen Brock, our President, CEO and a director, an unsecured, five-year promissory note in the principal amount of $220,424 which bears interest at a rate of 12% per year. We are obligated to pay Mr. Brock sixty installments of $4,897 each on the last day of each month with the first such installment beginning on October 31, 2006 until the principal and interest have been paid in full. In the event that we fail to make a payment under the note when due or any other default in or breach of our performance under the note or any other indebtedness, Mr. Brock may declare all amounts evidenced under the note immediately due and payable. In the event that any proceeding regarding bankruptcy or insolvency is filed or commenced by or against us, all amounts evidenced by under the note shall become due and payable automatically and immediately. Mr. Brock had advanced us $136,224 and assumed a short-term note of ours in the amount of $84,200 including principal and accrued interest as consideration for the note.

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Stephen Brock	50	President, CEO and Director
Kipley J. Lytel	42	Secretary, COO and Director
Joshua A. Gottesman	45	Treasurer and CFO
Trae O'Neil High	36	CLO
Dennis Hensling	49	Senior Vice President of Financial Management and Marketing

Stephen Brock, our founder, has served as our President, CEO and a director since October 2004, when we acquired PCMS, PWP, GPT and NMC. He also served as Secretary from such time until January 2006 and as Treasurer until November 2006. Prior to the acquisition, Mr. Brock was self-employed and was engaged primarily in the startup and operation of PCMS which he formed in July 2004, PWP which he formed in July 2003, GPT which he formed in May 2000 and NMC which he formed in August 1998. Prior to forming GPT, Mr. Brock served as President and Director of the Nevada Business Journal. As an entrepreneur, Mr. Brock has formed several companies devoted to the small-cap market and providing services to other companies in the small-cap market.

Kipley J. Lytel, CFA, has served as our Secretary and COO since January 2006. Mr. Lytel also serves as a Partner of Montecito Capital Management, an investment advisory firm, which position he has held since April 2002. From January 2001 to May 2002, Mr. Lytel worked as a consultant for an equity research firm. From 1997 to December 2000, Mr. Lytel served as a Senior Analyst with ML Stern & Company, a broker dealer. Mr. Lytel received an MBA and a BA in Economics from the Peter F. Drucker School of Management at Claremont Graduate University.

Joshua A. Gottesman, CPA, began serving as our Treasurer and CFO in November 2006. Mr. Gottesman concurrently serves as Principal of the accounting firm of Gregory E. Bruce, Chtd and has held this position since January, 2000. During the eight-year period prior to that, Mr. Gottesman served as a Managing Member of TuKay Consulting LLC, a Nevada-based consulting firm, as a Tax Manager of Main Amundson & Co., a Nevada-based CPA firm, and in various positions at KPMG Peat Marwick, LLP in Washington, DC and Montvale, New Jersey. Mr. Gottesman received an MS in Taxation from the University of Baltimore and a BA in Accounting from Towson State University. Mr. Gottesman is a member of the Nevada State Board of Accountancy, Nevada State Society of CPAs and AFAE/Ruck International, a network of local CPA firms.

Trae O'Neil High, has served as our CLO since January 2006. Mr. High also serves as a sole practitioner in corporate securities and international tax law, and has done so since October 2003. From July 2001 to September 2003, Mr. High served as a Senior for Deloitte & Touche, LLP, International Tax Financial Services practice in New York City. From May 1998 to August 2000, Mr. High served as Tax Research Specialist for Excel Communications, Inc. From September 2000 to May 2001, Mr. High attended Georgetown University Law Center where he received an LL.M in taxation. Mr. High received a JD from Southern Methodist University School of Law, an MS in accounting from the University of Texas at Dallas and a BBA in finance from the University of Texas at Austin.

Dennis Hensling, has served as our Senior Vice President responsible for financial management and marketing since July 7, 2006. Mr. Hensling concurrently serves as Vice President of Residential Lending of United American Mortgage Corporation (“UAMC”) and has held this position since 1993. UAMC is a family-owned, full-service mortgage brokerage firm which funds loans throughout the U.S. Mr. Hensling founded and operated Sea Wind Marketing Group, a direct marketing agency that operated in five states. He is a member of the Professional Networking Group, the National Transplant Assistance Fund and the California Association of Mortgage Brokers.

Committees of the Board of Directors

We do not have a standing audit, nominating, or compensation committee, or any other committees of our board of directors performing similar functions. We do not have an audit committee financial expert. We do not anticipate implementing any of these committees or seek an individual to serve as an audit committee financial expert until we are required to do so under federal or state corporate or securities laws or the rules of any stock exchange or inter-dealer quotation system on which our securities may be listed or cleared for quotation

Advisory Boards

Global Advisor Board

Our board of directors established a global advisory board to provide advice and counsel to the board of directors on strategic planning, business model refinement, management best practices and other areas relating to our operation. The global advisory board focuses on strengthening our business model by making actionable recommendations that our management and its network of supporters can execute to create intrinsic value. Each member of the global advisory board receives 25,000 shares of our common stock per year and William Bradford Smith, the chairman, receives an additional 25,000 shares per year and $500 per month. The current members of the global advisory board are as follows:

Steven A. Boyko, age 59, is registered with Passport Securities Inc., members of the NASD and SIPC and is President of Global Market Thoughtware, Inc., an international consulting company specializing in global markets and governance regimes. Drawing upon his thirty years of business, investment, and financial experience, he founded the Entrepreneurial Exchange to create value for small-to-medium enterprises (SMEs) through proportionate governance and scalable sponsorship. Upon receiving his MBA, Mr. Boyko helped formulate securities regulatory policy for the NASD and thereafter spent a successful career in the securities industry as a registered principal. As an international consultant, he provided a practitioner's perspective for the privatization of the former Soviet Union in the areas of corporate governance and development of the Ukrainian Capital Market. He has taught finance and entrepreneurship at the American University's MBA program and serves on the Advisory Boards of Yorktown University.

Steve Chaussy, age 52, is a self-employed results-oriented financial professional with more than 25 years of progressive experience. He has a special emphasis in SEC reporting and compliance with developing and small publicly traded entities. Mr. Chaussy also has experience in structuring and sourcing corporate financing needs. He is effective in public, investor, regulatory and creditor interface, and is an accomplished leader with multi-location financial management. Mr. Chaussy is known as a team builder with expertise in high-paced, multi-task environments.

Gary N. Clark, age 61, has over 15 years of portfolio management and securities research experience at Clark Asset Management + Associates, Inc. and has held numerous teaching positions during that time. Prior to Clark Asset Management, Gary served in various capacities for numerous securities firms and as an independent contract analyst.

William Bradford Smith II, age 58, has served as an adviser to Stephen Brock, our President, CEO and majority shareholder, since 2002 and chairs our Global Advisory Board.  Mr. Smith has more than 20 years of capital market experience as a financial service company officer, director or adviser.  Mr. Smith is currently developing www.smecapitalmarkets.net as a knowledge exchange platform. Since July 1991, Mr. Smith has operated WBS&A Ltd., a management consulting firm that helps clients develop business models, services and solutions to create capital market value. From 1979 to 1981, Mr. Smith founded Marshall Homes as a Johnstown American Company holding and sales entity that converted thirty-eight company owned apartment properties into condominiums as a strategy to monetize equity and maximize REIT and Limited Partnership investor asset values.  From 1975 to 1979 Mr. Smith served as Vice President of Acquisitions and Sales for Johnstown Properties where he was responsible for acquiring and selling investment properties for the nations then fifth largest REIT. From 1981 to 1988, Mr. Smith managed personal investments and consulted with entities that specialized in capitalizing emerging companies. From 1988 to July 1991, Mr. Smith was Vice President of Valley Federal Savings and Loan's portfolio company division and its acquirer and successor entity Relco Industries, where he operated a real estate asset management division that supported the capital reserve base for Relco's Surety Bond insurance company.  Mr. Smith has also served on an NASD and NASDAQ Advisory Committee, founded the Small Corporate Offering Registration Task Force and was an advisor to the Texas Delegation to the 1995 White House Conference on Small Business. Mr. Smith has attended and made recommendations to the annual SEC Government-Business Forum on Small Business Capital Formation and actively advocates developing a better entry-level market structure and securities regime for small business issuers.  Mr. Smith has authored several SEC Comment Letters.  He is the author of “Guide to Strategic Thinking”. Mr. Smith received an MBA from Pepperdine University in 1979 and a BBA from the University of Oklahoma in 1975.

Since the beginning of fiscal 2006, William Ross resigned from the global advisory board. Peter J. Chepucavage also resigned from the global advisory board in order to serve as chairman of a separate legal advisory board that our board of directors recently established.

Legal Advisory Board

Our board of directors established a legal advisory board to provide advice and counsel to the board of directors on legal and regulatory compliance and other areas relating to our operations.  The guidance of the legal advisory board also allows us to better serve our clients in matters of regulatory compliance.  The legal advisory board is in its infancy and we have not determined the amount or form of compensation its members will receive. The following person is chairman of the legal advisory board:

Peter Chepucavage, age 59, served as a member of our global advisory board from May 2005 to December 2006. Mr. Chepucavage works with Plexus Consulting Group as General Counsel and head of the broker/dealer and hedge fund regulatory compliance and expert witness section. He also worked as an attorney fellow in the SEC’s Market Regulation Division. During his four-year tenure with the SEC, he worked primarily in the business continuity and Reg SHO areas, and was involved in the drafting of Reg SHO and in numerous Reg M enforcement cases and securities futures. Prior to his work with the SEC, he served as an attorney with New York’s Fulbright and Jaworski, where his practice was devoted primarily to the representation of broker-dealers and investment advisers in both law and compliance including derivatives. Mr. Chepucavage’s previous appointments include serving as Managing Director, Chief Legal Officer and Assistant Corporate Secretary for Nomura Capital Services, Inc.; Managing Director, General Counsel and Corporate Secretary for Nomura Holding America, Inc.; and Assistant General Counsel for the NASD. He also served as an infantry officer in the U.S. Army from 1969 to 1971. He holds a JD from Catholic University, an LL.M from the George Washington University School of Law and a BS in economics and philosophy from Pennsylvania’s University of Scranton. He has written extensively about regulation and the effect of regulation on small business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe, during our most recent fiscal year, that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements with the exceptions noted below:

•
Trae O'Neil High filed a late Form 3 on October 24, 2006 to report his initial appointment as an executive officer and the beneficial ownership of 12,250 shares of our common stock and a late Form 4 on such date to report the beneficial ownership of an additional 12,750 shares on March 1, 2006, 30,000 shares on May 5, 2006, 52,000 shares on June 16, 2006, 25,000 shares on July 1, 2006, 5,000 shares on July 14, 2006, 10,000 shares on August 1, 2006, 5,000 shares on August 17, 2006 and 14,054 shares on September 29, 2006.

•
Kipley J. Lytel filed a late Form 3 on October 24, 2006 to report is initial appointment as an executive officer and a director and the beneficial ownership of 3,023 shares of our common stock and a late Form 4 on such date to report the beneficial ownership of an additional 25,000 shares on March 1, 2006, 30,000 shares on May 5, 2006, 70,000 shares on June 16, 2006, 25,000 shares on July 1, 2006, and 30,000 shares on September 29, 2006.

•
Dennis Hensling filed a late Form 3 on December 26, 2006 to report is initial appointment as an executive officer and the beneficial ownership of 20,000 shares and a late Form 4 on such date to report the beneficial ownership of an additional 30,000 shares on September 8, 2006.

In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and any written representations of our directors, executive officers and 10% stockholders.

Code of Ethics

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics. Persons wishing to make such a request should contact Secretary, Public Company Management Corporation, 5770 El Camino Road, Las Vegas, Nevada 89118.

Item 10.	Executive Compensation.

The table below sets forth, for our last two completed fiscal years, the compensation earned by our President, Treasurer and CEO and one executive officer who received annual compensation in excess of $100,000 and was serving at the end of our last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.” None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($) (3)

Stephen Brock	2006	$180,000	$-0-	$31,928(4)	$211,928
President and CEO	2005	$592,270	$545,000	$20,387(4)	$1,157,657

Trae O'Neil High	2006	$90,000	$26,900	$63,280(5)	$180,180
CLO	2005	$-0-	$-0-	$-0-	$-0-

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)
Stock awards are valued at the closing price of our common stock on the Over the Counter Bulletin Board on the grant date. See “Notes to Consolidated Financial Statements, Note 1 - Summary of Accounting Policies” included in “Item 7. Financial Statements,” above.

(3)	As of 2006, $180,000 and $49,625 of the total for Mr. Brock and Mr. High, respectively was accrued. The compensation accrued to Mr. High includes 54,054 shares of our common stock valued at $12,500.
(4)	Represents premiums for health and life insurance.
(5)
Represents compensation to Mr. High in the form of $50,000 cash and 42,250 shares of our common stock valued at $12,700 (ranging in prices from $0.13 to $0.40 per share) for legal services that he provided directly to our clients under our management consulting and compliance services contracts with our clients.

Agreements with Named Executive Officers

We and Stephen Brock have orally agreed to compensation of $180,000 per year, which we accrue. Stephen Brock also participates in our health and life insurance plan.

We and Trae O'Neil High entered into a one-year agreement, effective January 2, 2006, pursuant to which Mr. High serves as our Chief Legal Officer. The material terms of the agreement are discussed under the heading “Item 12. Certain Relationships and Related Transactions, and Director Independence,” below.

Compensation of Directors

There are currently no compensation arrangements in place for the members of the board.

Item 11.	Security Ownership of Management and Certain Security Holders.

The following table set forth information as of November 1, 2006, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount	Percent

Stephen Brock	16,176,650(2)	68.4%

Kipley J. Lytel	180,000(3)	*

Trae O'Neil High	166,054(4)	*

All directors and Named Executive Officers as a group (3 people)	16,522,704	69.9%

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 23,654,412 shares of our common stock which were outstanding as of November 1, 2006.

(2)	Includes 15,326,650 shares owned by a family trust of which Mr. Brock is the trustee, and 850,000 shares owned directly by Mr. Brock.
(3)	Includes 55,000 shares of common stock owed to Mr. Lytel which had not been issued as of November 1, 2006.
(4)	Includes 59,054 shares of common stock owed to Mr. High which had not been issued as of November 1, 2006.

Equity Compensation Plans

Our Stock Award Plan - 2006 is intended to advance our best interests by providing stock-based compensation to our employees, directors, officers. Consultants or advisors may also participate in the plan only if they are natural persons, they provide bona fide services to us and the services provided are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities. Initially, there were 500,000 shares of our common stock available under the plan, which we registered with the SEC. Our board of directors, in its discretion, may increase the number of shares available under the plan.

We also have a number of individual compensation arrangements in the form of written compensation contracts as well as individual compensation arrangements that are not set forth in any formal document under which we issue restricted shares of our common stock.

We adopted all of our plans without the approval of our security holders.

Securities authorized for issuance under equity compensation plans as of our fiscal year ended September 30, 2006 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	-0-	N/A	293,218 (1)
Total	-0-	N/A	293,218 (1)

(1)
Includes 121,664 registered shares of common stock remaining available under our 2006 Stock Award Plan. Also includes 171,554 restricted shares of common stock remaining available under individual compensation arrangements.

Item 12. Certain Relationships and Related Transactions.

Indebtedness

During fiscal 2006, Stephen Brock, our President, CEO and a director, advanced us $136,224 and assumed a short-term note of ours in the amount of $84,200 including principal and accrued interest. As of September 30, 2006, we owed principal in the amount of $220,424 to Mr. Brock. We issued a five-year, unsecured note to Mr. Brock which accrues interest at a rate of 12% per year. We are obligated to pay Mr. Brock sixty installments of $4,897 each on the last day of each month with the first such installment beginning on October 31, 2006 until the principal and interest have been paid in full. In the event that we fail to make a payment under the note when due or any other default in or breach of our performance under the note or any other indebtedness, Mr. Brock may declare all amounts evidenced under the note immediately due and payable. In the event that any proceeding regarding bankruptcy or insolvency is filed or commenced by or against us, all amounts evidenced by under the note shall become due and payable automatically and immediately.

Employee-Related Services Agreements and Other Transactions

We entered into one-year agreements with Kipley J. Lytel who serves as our Secretary and COO and as a director and Trae O'Neil High who serves as our CLO effective January 2, 2006. We entered into a one-year agreement with Joshua A. Gottesman who serves as our Treasurer and CFO effective November 1, 2006.

Mr. Lytel received a bonus of 25,000 shares of our common stock valued at $0.40 per share (or an aggregate of $10,000) on the date of grant. Mr. Lytel is entitled to receive $27,000 and an aggregate of 120,000 shares of our common stock as compensation. As of the filing of this report, Mr. Lytel had received 180,000 shares under his agreement valued at $42,300 (ranging in prices from $0.12 to $0.40 per share). Mr. Lytel also receives one and one-half months of vacation during the term of his agreement. Mr. Lytel is required to devote approximately 5-6 hours a day to us. He also works full-time as a Partner of Montecito Capital Management and uses his best efforts to balance his obligations to us and Montecito Capital. During fiscal 2006, but prior to entering into a written agreement with us, Mr. Lytel provided consulting services to us and received an aggregate of $15,254 and 20,832 shares of our common stock as compensation.

Mr. High’s yearly base compensation is valued at approximately $151,000, payable in a combination of cash and shares of our common stock. He is entitled to six weeks of paid time off during the term of his agreement. Mr. High is required to devote at least 40 hours per week to us. Mr. High also works as a sole practitioner in the areas of federal and state corporate, securities and tax laws; however, we and Mr. High have agreed that this work will not to exceed 30 hours per week. In addition, from time to time since October 2005, we engage Mr. High to provide legal services for our clients under our management consulting and regulatory compliance services contracts with our clients. Mr. High’s agreement with us includes a right of first refusal on such engagements; provided that such right shall cease during any time that we have engaged Mr. High to provide management consulting services for five or more of our clients or regulatory compliance services for ten or more of our clients. During fiscal 2006, Mr. High earned $50,580 cash and 42,250 shares of our common stock valued at $12,700 (ranging in prices from $0.13 to $0.40 per share) as compensation for these engagements.

Mr. Gottesman received a bonus of 25,000 shares of our common stock valued at $0.15 per share (or an aggregate of $3,750) on the date of grant. Mr. Gottesman is entitled to receive $24,000 and an aggregate of 120,000 shares of our common stock as compensation. He is also entitled to six weeks of paid time off during the term of his agreement. Mr. Gottesman is required to devote approximately four hours a day to us. He also works full-time as a Principal of the accounting firm of Gregory E. Bruce, Chtd. and uses his best efforts to balance his obligations to us and the accounting firm. In addition, from time to time since April 2006, we engage Gregory E. Bruce, Chtd. to provide booking, accounting and pre-audit services to us for a fee of $4,750 per month and hourly billing for special projects. During fiscal 2006, we paid and accrued an aggregate of approximately $37,150 and $2,105, respectively, to the accounting firm.

We may mutually agree with each of Mr. Lytel, Mr. High and Mr. Gottesman to extend their agreements. Messrs. Lytel, High, and Gottesman receive bonuses upon the accomplishment of various milestones (as set forth in their agreements) payable in our common stock. We have agreed to indemnify them to the fullest extent permitted by law or as set forth in our articles of incorporation and the bylaws from and against any and all claims, demands, proceedings, liabilities, damages, losses and expenses (including attorney's fees, court costs and disbursements) arising out of the fact that they are or were serving us, or the performance of their duties under their agreements, except in the case of their gross negligence, willful misconduct, criminal conduct or violations of law. Messrs. Lytel, High, and Gottesman have agreed not to compete with us in the U.S. during the term of their agreements and for three months following their termination. We may terminate the agreements at any time if they act unlawfully, dishonestly, negligently, incompetently or in bad faith, are convicted of a felony; become permanently disabled or disabled for a period exceeding 90 consecutive days or 90 days calculated on a cumulative basis during the term of their agreements; breach or default under any term of their agreements if such breach or default has not been remedied to our reasonable satisfaction within 14 days after written notice of the breach or default has been delivered by us to them; or at our will, upon 30 days written notice to them upon a decision by our President in the case of Mr. Lytel, and Mr. Gottesman, and with a unanimous vote or signed written consent of our board of directors in the case of Mr. High. Messrs. Lytel, High, and Gottesman may terminate their agreements at any time after the expiring of 120 days of the date on which there is a change of control or we have a successor (as described in their agreements); upon the default or breach of any term of their agreements by us if such breach or default has not been remedied or is not being remedied to the reasonable satisfaction of Mr. Lytel, Mr. High or Mr. Gottesman., as the case may be, within 14 days after written notice of the breach or default has been delivered by them to us; or at their will upon 30 days written notice to us.

Item 13. Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)(2)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
3.4(2)	Amended Bylaws
4.1*	Promissory Note to Stephen Brock dated September 30, 2006
5.1(3)	Opinion of the Law Offices of Williams Law Group, P.A.
10.1(4)	Agreement with Kipley J. Lytel, CFA, for Secretary and COO effective January 2, 2006
10.2*	Agreement with Trae O'Neil High for CLO, effective January 2, 2006.
10.3(5)	Agreement with Joshua A. Gottesman, CPA, for Treasurer and CFO effective November 1, 2006
10.4*	Agreement with C. Dennis Hensling for Senior Vice President, effective July 7, 2006
10.5(3)	Stock Award Plan - 2006
14*	Code of Ethics
21*	Subsidiaries of PCMC
23.1	Consent of the Law Offices of Williams Law Group, P.A. (included in Exhibit 5.1)
23.2(3)	Consent of Malone & Bailey, PC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein
(1)	Filed as Exhibits 3.1 and 3.2, respectively, to the registrant’s Form 10-SB filed with the SEC on November 19, 2002, and incorporated herein by reference.
(2)
Filed as Exhibits 3.1 (along with the Articles of Incorporation) and Exhibit 3.2, respectively, to the registrant’s Form 10-QSB filed with the SEC on May 18, 2005, and incorporated herein by reference.

(3)	Filed as Exhibits 5.1, 4.1 and 23.2, respectively, to the registrant’s Form S-8 filed with the SEC on February 21, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 19, 2006, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on November 1, 2006, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for the audit and other services provided by Malone & Bailey, PC during the fiscal years ended September 30, 2005 and 2006:

	2005	2006

Audit Fees	$57,534	$71,050
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: December 28, 2006	By: /s/ Stephen Brock Name: Stephen Brock Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Brock	President, Chief Executive Officer and Director	December 28, 2006
Stephen Brock	(Principal Executive Officer)

/s/ Joshua A. Gottesman	President, Chief Financial Officer and Director	December 28, 2006
Joshua A. Gottesman	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Kipley J. Lytel	Director	December 28, 2006
Kipley J. Lytel