Form 10QSB
period 2006-12-31
PUBLIC CO MANAGEMENT CORP
filed 2007-02-12
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No ☒

As of January 16, 2007, there were 23,890,966 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS

CURRENT ASSETS
Cash	$180,904	$11,043
Accounts receivable	44,335	41,741
Marketable securities	1,729,960	933,352
Other current assets	-	6,428
Total current assets	1,955,199	992,564

Receivables under contract, net	61,475	4,500
Non-marketable securities	3,501,108	3,965,128
Furniture and equipment, net	48,348	52,625
Website, net	7,055	11,758
TOTAL ASSETS	$5,573,185	$5,026,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,753	$155,860
Accounts payable and accrued expenses to related parties	309,646	248,012
Current portion of installment notes payable	28,225	30,347
Bank line of credit	38,828	37,663
Advances from related party	570,123	220,494
Deferred revenues	3,392,355	3,408,675
Total current liabilities	4,515,930	4,100,981

LONG TERM LIABILITIES
Long-term portions of installment note payable	25,615	30,316

TOTAL LIABILITIES	4,541,545	4,131,297

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 23,890,966 and 23,654,412 shares issued and outstanding, respectively	23,891	23,654
Paid-in-capital	2,392,023	2,322,737
Accumulated deficit	(1,384,274)	(1,451,113)
TOTAL STOCKHOLDERS’ EQUITY	1,031,640	895,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,573,185	$5,026,575

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenue	$381,582	$517,439

General and administrative	347,718	385,863
Bad debt expense	-	70,500
Depreciation and amortization	8,980	12,352

Total operating expenses	356,698	468,715

Net income from operations	24,884	48,724

Other income and (expense)
Interest expense	(12,544)	(28,551)
Interest income	645	10
Realized loss on sale of marketable securities	(1,589)	(375)
Unrealized gain (loss) on marketable securities	61,871	(217,431)
Impairment of interest receivable	(6,428)	-

Total other income (expense)	41,955	(246,347)

NET INCOME (LOSS)	$66,839	$(197,623)

Weighted average shares outstanding	23,780,324	22,713,171

Basic and diluted net income (loss) per share	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2006 and 2005
(Unaudited)
	2006	2005
		(Restated)

Cash Flows Used in Operating Activities
Net income (loss)	$66,839	$(197,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,980	12,352
Bad debt expense	-	70,500
Stock issued for services	22,850	64,250
Impairment of interest receivable	6,428	-
Changes in:
Marketable and non marketable securities	(332,588)	(278,240)
Accounts and stock receivable	(59,571)	(37,193)
Other current assets	-	(7)
Accounts payable and accrued expenses	40,468	92,940
Accrued expenses to related parties	88,734	-
Deferred revenue	(16,320)	123,950

Net Cash Used in Operating Activities	(174,180)	(149,071)

Cash Flows Provided by Investing Activities
Proceeds from note receivable	-	8,000

Cash Flows Provided by Financing Activities
Net proceeds from (payments on) bank lines of credit	1,165	(1,779)
Payments on installment notes payable	(6,823)	(5,798)
Net funding from related party	349,699	110,320

Net Cash Provided by Financing Activities	344,041	102,743

Net increase (decrease) in cash	169,861	(38,328)

Cash at beginning of period	11,043	40,061

Cash at end of period	$180,904	$1,733

Cash paid during the year for:
Interest	$12,544	$28,551
Income taxes	-	-

Non-cash disclosures:
Common stock issued for accrued share-based compensation	$19,575	$-
Common stock issued for accrued share-based compensation - related party	27,100	-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on December 28, 2006. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2006 as reported in the Form 10-KSB have been omitted.

Restatements. PCMC restated the Consolidated Statement of Cash Flows for the three months ended December 31, 2005 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Used In Operating Activities and Net Cash Provided by Investing Activities is as follows.

Three Months Ended December 31, 2005
(unaudited)
As originally reported:
Net Cash Used in Operating Activities	(151,946)
Net Cash Provided by Investing Activities	10,875

Restated:
Net Cash Used in Operating Activities	(149,071)
Net Cash Provided by Investing Activities	8,000

NOTE 2 - COMMON STOCK

During the three months ended December 31, 2006, PCMC issued 169,054 shares for prior period accrued share-based compensation and 67,500 for current period services rendered. These shares were valued at their fair market value ranging from $0.13 to $0.42 per share, resulting in total share-based compensation expense of $22,850.

NOTE 3 - RELATED PARTY

During the three months ended December 31, 2006, the President and CEO loaned $300,000 to PCMC under an unsecured promissory note. The note is to be repaid over 180 monthly installments of $3,600, due November 15, 2021, with interest at 12% per annum. The President and CEO also made other personal advances to PCMC of $58,457 for funding of operating activities for which no current period re-payments have been made. During the three months ended December 31, 2006, PCMC made payments totaling $8,758 for the outstanding loans to shareholder.

NOTE 4 - EMPLOYMENT AGREEMENT

PCMC hired an executive-level employee under a one year agreement, beginning November 1, 2006, with a minimum salary of $2,000 and 10,000 registered common shares per month and accrued monthly and paid on a quarterly basis. At December 31, 2006, the minimum total future commitment due was $20,000 cash and 100,000 shares. The executive also received 25,000 shares as a signing bonus and is entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreement.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described under the heading "Risk Factors" in our Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Overview

We are a management consulting services firm that educates and assists companies to improve their business, management and regulatory compliance processes. We provide educational materials that help private companies successfully operate their businesses and determine whether they should become public and the appropriate methods available to them, management consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and regulatory compliance services aimed at maintaining their public status. In addition, we created the PCMC Bulletin Board 30 Index®, a comprehensive tracking index of OTC bulletin board ("OTCBB") stocks to increase awareness of the OTCBB as a public equity market and our exposure to small business issuers.

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

How We Generate Revenue

We derived revenue from the following activities:

Educational White Papers, Open Lines and Consultations. We have a database of over 140 educational white papers that serve growth-stage business owners and financial executives. We sell these white papers at retail prices ranging from $9.95 to $194.95 per paper. We also conduct open lines communications and consultations with potential clients regarding their business, their regulatory compliance and corporate governance processes, and the requirements relating to becoming and remaining a public company. We expect that a certain number of these sales, open lines and consultations will translate into clients, and that we will enter into contracts with them to provide our management consulting and regulatory compliance services.

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

Compliance Services. We plan to generate more revenue from compliance services under twelve-month contracts with our clients that are required to file periodic and other reports with the SEC. These services will also include corporate governance matters under the Sarbanes-Oxley Act of 2002. Our rate for these services is $350 per hour; however, historically we have contracted for these services for a flat-fee consisting of cash and restricted shares of the client’s common stock. Under our new engagements, we provide these services solely for cash.

Known Trends, Events and Uncertainties

During the period covered by this report, we completed the fourth milestone of a management consulting services contract with one of our clients, which was cleared for quotation on the OTCBB. As a result, we recognized revenue of $113,750 during the period related to this client. We own 500,000 restricted shares of the client’s common stock having an aggregate value of $700,000 based on a closing price of $1.40 per share which is included in marketable securities on our balance sheet.

During the period covered by this report, one our clients entered into a transaction in which they became a public company. As a result, the second, third and fourth milestones were met, and we recognized revenue of $260,000 during the period covered by this report. We own 500,000 restricted shares of the client’s common stock having an aggregate value of $250,000 based on a closing price of $0.50 per share which is included in marketable securities on our balance sheet. We own an additional 750,000 restricted shares of the client’s common stock that we received from the client for twelve-months of regulatory compliance services to be completed during the next twelve months.

National Marketing

During the period covered by this report, we increased our national advertising activities directed at client acquisition. We did not acquire any new clients during this period; however, we expect to acquire new clients in the future as a result of these activities and our Nevada economic development initiatives discussed below.

Nevada Economic Development

According to the Nevada Secretary of State, there are approximately 300,000 corporations domiciled in Nevada. During 2006, at least 41,083 corporations were formed in Nevada. During 2005 and 2004, 39,052 and 35,186 corporations, respectively, were formed in Nevada. We believe that at this time, there are advantages to concentrating our marketing efforts in the State of Nevada because we perceive Nevada as offering the following benefits:

•	Favorable securities, corporate and tax laws and regulations for small businesses;
•	Large number of small businesses that could benefit from our services;
•	Fastest growing State in the U.S.; and
•	Largest number of new small businesses in the U.S.

We are increasing our public awareness and client base in the State of Nevada through print advertisements geared towards business professionals by reinforcing our position as an educational resource as well as a service provider.  We believe that increased public awareness of our educational materials, services and Nevada roots could bring new resources and create jobs in Nevada as well as assist in turning Nevada into a platform to develop capital markets for small business issuers.

Our President, CEO and majority shareholder and our CFO are both Nevada residents. They have networks of business contacts who can assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies. We created a Nevada Economic Development Advisory Board which will consist of approximately ten prominent businesspersons and politicians to aid in our goals of increasing our public awareness and developing a strong client base in Nevada which we believe will contribute to the overall economic growth of the State and further benefit our business.

Revenue Recognition

We have experienced delays in recognizing revenue from our contracts for management consulting services. Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies. Our clients face obstacles in undertaking this process. The primary obstacles which they face relate to their ability to provide suitable non-financial statement information and financial statement information. In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves. For example, we signed a client in March 2005 and earned revenue for the client reaching the first milestone during that same month. The client experienced delays which continue to persist and a run up of costs in reorganizing and providing suitable financial statement information for purposes of a registration statement or a private placement of their common stock, which the client never commenced. As a result, the client’s financial statements became unusable for their intended purpose. Although we last earned revenue from this client in March 2005, we have continued to provide management consulting services to the client. The client has improved its business processes, engaged an audit coordinator (discussed below) and is continuing with the process.

Oftentimes the small, privately held companies that we service do not have personnel with the skills necessary to prepare audited financial statements suitable for filing with the SEC. Even when these companies have audited financial statements, generally, the financial statements do not comply with SEC regulations and/or the audit was not performed by an accounting firm that is registered with the Public Company Accounting Oversight Board (the “PCAOB”). The SEC has specific regulations that govern the form and content of and requirements for financial statements required to be filed with the SEC. The Sarbanes-Oxley Act of 2002 prohibits accounting firms that are not registered with the PCAOB from preparing or issuing audit reports on U.S. public companies and from participating in such audits. It is imperative for our clients to become fully reporting, publicly traded companies that their financial statements comply with SEC regulations and that they be audited by an accounting firm registered with the PCAOB. In addition to audited financial statements, in certain circumstances, SEC regulations also require our clients to file unaudited interim financial statements that have been reviewed by the clients’ PCAOB registered independent auditor. As discussed above, our clients have faced obstacles in preparing their financial statements.

During fiscal 2006, we introduced audit coordinators into our business model to assist our clients in preparing their financial statements in compliance with SEC regulations. In many cases, we mandate that our clients engage an audit coordinator. Initially, an audit coordinator will interview a client’s personnel, and review a client’s accounting systems and methodology and financial records to determine their proficiency and level of adherence to accounting standards. If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function. Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process. Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations and record, process, summarize and report their financial information within the time periods specified by the SEC. We expect that audit coordinators will shorten the time it takes for our clients to prepare their financial statements and reach milestones, which should have a positive effect on our revenue and results of operations.

Technology

We are leading by example and pioneering the use of technology to manage our decentralized, virtual operational infrastructure under a program that we call Always-On Management™. The program addresses the challenges of using technology to manage a geographically disbursed team.  While many of these technologies have been available for several years, the management practices around their use are typically not mature in small businesses like us outside of the technology industry. We believe that our use of these technologies allows us to better serve our clients and improve operational efficiency and profitability. We hope that our efforts will create publicity for us and provide us with additional management consulting services opportunities.

We are implementing a web-based system for project planning and time tracking.  We will be placing more importance on keeping track of time allocation on client engagements in order to fully identify potential revenue for additional services provided to clients beyond the scope of our basic engagement.  We expect that this new system will support our ongoing process of improving operational efficiency and profitability.  The system's web-based interface will allow us and the professional service providers who serve our clients to track their time on client engagements. We are integrating the system with our accounting system which we expect will accelerate the accounts receivable process for additional services which we may bill by the hour.

We plan to implement software to help develop our business strategy and track key performance indicators and perform financial ratio analysis.  We plan for our executive management team and Global Advisory Board to use the resulting strategy and financial scorecards to identify opportunities for improvement in our business model and to communicate our progress to shareholders, and the investment community.

Results of Operations for the Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005.

Our revenue decreased $135,857, or 26%, to $381,582 for the three months ended December 31, 2006, as compared to $517,439 for the three months ended December 31, 2005. During the three months ended December 31, 2006 and 2005, we generated most of our revenue from management consulting services. Whether or not we met the milestones for recognizing such revenue was dependent on the time it took for our clients to move through the process of becoming fully reporting, publicly traded companies. Historically, our clients have faced obstacles in undertaking this process which included preparing financial and other information and reorganizing their operations. The decrease in revenue for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 is primarily attributable to these obstacles.

General and administrative expense decreased $38,145, or 10%, to $347,718 for the three months ended December 31, 2006, as compared to general and administrative expense of $385,863 for the three months ended December 31, 2005. Legal expenses decreased $70,334, accounting fees and expenses decreased $18,977 and other expenses related to our operations and administrative activities decreased $9,984 which were offset by an increase in officer compensation of $61,150.

Bad debt expense was $0 for the three months ended December 31, 2006, as compared to bad debt expense of $70,500 for the three months ended December 31, 2005.

Depreciation and amortization expense decreased $3,372, or 27%, to $8,980 for the three months ended December 31, 2006, as compared to depreciation and amortization expense of $12,352 for the three months ended December 31, 2005. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated.

Total operating expenses decreased $112,017, or 24%, to $356,698 for the three months ended December 31, 2006, as compared to total operating expenses of $468,715 for the three months ended December 31, 2005, which was due to the decreases in expenses discussed above.

Interest expense decreased $16,007, or 56%, to $12,544 for the three months ended December 31, 2006, as compared to interest expense of $28,551 for the three months ended December 31, 2005. During the three months ended December 31, 2005, we had a charge as consideration for the consolidation and renewal modification of a note payable which was eventually assumed by our President and CEO. We did not have a similar charge during the three months ended December 31, 2006.

Interest income increased to $645 for the three months ended December 31, 2006, as compared to interest income of $10 for the three months ended December 31, 2005. The increase in interest income was due to an increase in our cash balances.

We had realized loss on sale of marketable securities of $1,589 for three months ended December 31, 2006, as compared to realized loss on sale of marketable securities of $375 for three months ended December 31, 2005. The increase in realized loss on sale of marketable securities was due to transactions at a lower market value than book value of securities sold.

We had unrealized gain on marketable securities of $61,871 for three months ended December 31, 2006, as compared to unrealized loss on marketable securities of $217,431 for three months ended December 31, 2005. The change from unrealized loss to unrealized gain on marketable securities was primarily due to changes in the values of marketable securities.

We had an impairment of interest receivable of $6,428 for the three months ended December 31, 2006, due to a write off. This write-off occurred because no payments of the interest receivable had been made in the previous twelve months. We did not have any impairment of interest receivable for the three months ended December 31, 2005.

We had net income of $66,839 (and net income per share of $0.00) for three months ended December 31, 2006, as compared to a net loss of $197,623 (and net loss per share of $0.01) for three months ended December 31, 2005. The change from net loss to net income was primarily attributable to the decrease in general and administrative expense and bad debt expense and the unrealized gain on marketable securities.

We had an accumulated deficit of $1,384,274 and total stockholders’ equity of $1,031,640 as of December 31, 2006.

Liquidity and Capital Resources

We had total current assets of $1,955,199 as of December 31, 2006, which consisted of cash of $180,904, accounts receivable of $44,335 and marketable securities of $1,729,960.

We had total current liabilities of $4,515,930 as of December 31, 2006, which consisted of deferred revenues of $3,392,355, accounts payable and accrued expenses to related parties of $309,646, accounts payable and accrued expenses of $176,753, advances from related party of $570,123 that we received from Stephen Brock our President and CEO, bank line of credit of $38,828, and current portion of installment notes payable of $28,225. During the period covered by this report, we accrued compensation of $45,000 to Mr. Brock and compensation of $42,300 to other executive officers.

We had negative working capital of $2,560,731 as of December 31, 2006. The ratio of current assets to current liabilities was 43% as of December 31, 2006.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee of 22% cash, some of which we apply to cover our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $3,501,108 as of December 31, 2006, would become marketable securities, which was $1,729,960 as of December 31, 2006, and deferred revenues, which was $3,392,355 as of December 31, 2006, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would marginally offset such positive effect. Accounts payable and accrued expenses increased $40,468 and accrued expenses to related parties increased $88,734 during the period covered by this report, which had an adverse effect on our working capital. Accrued expenses to related parties consisted of compensation payable to Stephen Brock, our President and CEO, and other executive officers. We believe that we could decrease the relative amount of these and other current liabilities as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

Having clients that have made it through the process of becoming publicly traded also drives our ability to generate cash flows from operations. We have adopted a policy to sell all marketable securities as quickly as reasonably possible to generate cash for operations. However, even if markets do develop for the shares of client common stock which we hold, those markets will most likely be illiquid and highly volatile. We could continue to face difficulty in generating positive cash flows from operations from sales of the marketable securities.

During the three months ended December 31, 2006, we had a net increase in cash of $169,861; consisting of $344,041 provided by financing activities which was partially offset by $174,180 used in operating activities.

Net cash used in operating activities for the three months ended December 31, 2006, consisted of an increase in marketable and non-marketable securities of $332,588, an increase in accounts and stock receivable of $59,571 and a decrease in deferred revenue of $16,320 which were offset by net income of $66,839, adjustments for depreciation and amortization of $8,980, stock issued for services of $22,850, an impairment of interest receivable of $6,428, an increase in accounts payable and accrued expenses of $40,468 and an increase in accrued expenses to related parties of $88,734.

We did not have cash flows from investing activities for the three months ended December 31, 2006.

Net cash provided by financing activities was $344,041 for December 31, 2006, consisting of net funding from a related party of $349,699 and net proceeds from bank line of credit of $1,165 which were partially offset by payments on installment notes payable of $6,823. Net funding from a related party represents $358,457 we received from Stephen Brock, our President and CEO less payments of $8,758.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In addition, we increased our efforts, which involved litigation in some instances, to collect cash payments owed to us from clients who breached our agreements. We plan to continue these efforts during the next twelve months. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

During the period covered by this report, Stephen Brock provided us with $358,457 of funding for our operations. Further, we are seeking a greater line of credit to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the client, which is generally considered to have occurred upon performance of the services provided. The services provided sometimes take several months. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy for management consulting services based on the value received by our clients at measurable milestones in the public reporting process. We concluded that the relative values of our consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the SEC (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the OTCBB or listing on a securities market or exchange (35%). Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had ten performing management services contracts with an aggregate value of $2,602,500 of which $1,445,380 was included in deferred revenues and subject to changes in the percentage revenue earned for the remaining milestones.

Valuation of marketable securities. Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those securities at each period-end. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. The marketable securities that we own are traded on the OTCBB and the Pink Sheets. The market price for these securities is subject to wide fluctuations from period to period which may cause fluctuations in our results of operations.

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales, the valuation of closely similar companies or independent, third party valuations. Non-marketable securities are reflected on our balance sheet at historical costs. As of December 31, 2006, we had non-marketable securities valued at $3,501,108 primarily as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $0.75. As our clients become fully reporting, publicly traded companies, non-marketable securities become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of non-marketable securities we own could be significantly different than their value as marketable securities. We reassess the value of our clients’ common stock for purposes of recording impairment, if any, to non-marketable securities.

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

In connection with the completion of the audit and issuance of the Form 10-KSB report on our financial statements for the year ended September 30, 2006, Malone & Bailey, PC, our principal independent accountant, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

The deficiencies in our internal controls related to recording stock-based compensation, revenue recognition, and valuation on non-marketable securities. The adjustment to stock-based compensation, revenues and non-marketable securities were detected in the review process and have been appropriately recorded and disclosed in this report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

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

On September 13, 2006, we filed a lawsuit against Supremacy Financial Corporation in the District Court of Clark County, Nevada for breach of contract among other claims. We provided management consulting services to Supremacy; however, they did not pay us all of the compensation to which we are entitled under the contract. We are seeking specific performance of the contract, declaratory judgment setting forth the rights and responsibilities under the contract, general and special damages, attorney’s fees, costs and interest. Supremacy has filed a counterclaim against us for breach of contract and other causes related to our performance under the contract and the lawsuit. Supremacy is seeking general, special and punitive damages, attorney’s fees, costs and interest.

We are a party to various litigation that is normally incident to our business and which, individually and in the aggregate, do not involve claims against us for damages, exclusive of interest and costs, in excess of 10% of our current assets.

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the period covered by this report.

Name	Shares of Common Stock	Consideration	Value	Date

Trae O’Neil High	25,000	CLO bonus for services rendered	$3,500	11/08/2006
Kipley J. Lytel	25,000	COO bonus for services rendered	$3,500	11/08/2006
Peter Chepucavage	25,000	Global Advisory Board services	$9,250	11/16/2006
Gary N. Clark	25,000	Global Advisory Board services	$9,250	11/16/2006
C. Dennis Hensling	30,000	Senior VP services rendered	$11,850	12/01/2006

We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 5. Other Information.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On November 15, 2006, we issued Stephen Brock, our President, CEO and a director, an unsecured, fifteen-year promissory note in the principal amount of $300,000 which bears interest at a rate of 12% per year. We are obligated to pay Mr. Brock one hundred eighty installments of $3,600 each on the fifteenth day of each month with the first such installment beginning on December 15, 2006 until the principal and interest have been paid in full. In the event that we fail to make a payment under the note when due or any other default in or breach of our performance under the note or any other indebtedness, Mr. Brock may declare all amounts evidenced under the note immediately due and payable. In the event that any proceeding regarding bankruptcy or insolvency is filed or commenced by or against us, all amounts evidenced under the note shall become due and payable automatically and immediately. Mr. Brock advanced us cash of $300,000 as consideration for the note.

Item 6. Exhibits.

Exhibit No.	Description

4.1*	Promissory Note to Stephen Brock dated November 15, 2006
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: February 12, 2007	By: /s/ Stephen Brock Name: Stephen Brock Title: Chief Executive Officer

Date: February 12, 2007	By: /s/ Joshua A. Gottesman Name: Joshua A. Gottesman Title: Chief Financial Officer