Form 10QSB
period 2007-03-31
PUBLIC CO MANAGEMENT CORP
filed 2007-04-26
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 31, 2007, there were 24,807,916 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Item 2. Management's Discussion and Analysis.	6
Item 3. Controls and Procedures.	14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	15
Item 2. Unregistered Sales of Equity Securities.	16
Item 6. Exhibits.	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$16,264	$11,043
Accounts receivable, net	36,487	41,741
Marketable securities	1,348,483	933,352
Other current assets	-	6,428
Total current assets	1,401,234	992,564

Receivables under contract, net	61,475	4,500
Non-marketable securities	5,576,108	3,965,128
Furniture and equipment, net	48,831	52,625
Website, net	2,352	11,758
TOTAL ASSETS	$7,090,000	$5,026,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$312,571	$155,860
Accounts payable and accrued expenses to related parties	380,025	248,012
Current portion of installment notes payable	28,620	30,347
Bank line of credit	37,410	37,663
Advances from related party	648,022	220,424
Deferred revenues	4,928,155	3,408,675
Total current liabilities	6,334,803	4,100,981

LONG TERM LIABILITIES
Long-term portions of installment note payable	18,233	30,316

TOTAL LIABILITIES	6,353,036	4,131,297

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 24,807,916 and 23,654,412 shares issued and outstanding, respectively	24,808	23,654
Paid-in-capital	2,600,183	2,322,737
Accumulated deficit	(1,888,027)	(1,451,113)
TOTAL STOCKHOLDERS’ EQUITY	736,964	895,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,090,000	$5,026,575

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$597,750	$274,721	$979,331	$792,160

General and administrative	689,331	399,602	1,037,051	867,551
Bad debt expense	13,058	-	13,058	70,500
Depreciation and amortization	9,413	12,288	18,393	24,640

Total operating expenses	711,802	411,890	1,068,502	962,691

Net loss from operations	(114,052)	(137,169)	(89,171)	(170,531)

Other income and (expense)
Interest expense	(17,528)	(3,250)	(30,072)	(31,801)
Interest income	326	2	970	12
Realized (loss) gain on sale of securities	(8,808)	23,576	(10,396)	23,951
Unrealized loss on marketable securities	(363,687)	(111,380)	(301,817)	(247,171)
Impairment of interest receivable	-	-	(6,428)	-

Total other expenses	(389,697)	(91,052)	(347,743)	(255,009)

NET LOSS	$(503,749)	$(228,221)	$(436,914)	$(425,540)

Weighted average shares outstanding	24,128,432	22,897,821	23,952,465	22,769,426

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
		(Restated)

Cash Flows Used in Operating Activities
Net loss	$(436,914)	$(425,540)
Adjustments to reconcile net loss to net Cash used in operating activities:
Depreciation and amortization	18,393	24,640
Bad debt expense	13,058	70,500
Stock issued for services	222,675	270,601
Impairment of interest receivable	6,428	-
Changes in assets and liabilities:
Marketable and non-marketable securities	(2,026,110)	(833,742)
Accounts and stock receivable	(64,779)	20,374
Notes receivable	-	27,868
Accounts payable and accrued expenses	185,536	100,187
Accounts payable and accrued expenses to related parties	159,113	-
Deferred revenue	1,519,480	725,200

Net Cash Used in Operating Activities	(403,120)	(19,912)

Cash Flows Used in Investing Activities
Purchase of fixed assets	(5,194)	-

Cash Flows Provided by (Used in) Financing Activities
Net payments on bank line of credit	(253)	(4,471)
Payments on installment notes payable	(13,810)	(9,932)
Sale of common stock	-	4,210
Loan proceeds from related party	427,598	-

Net Cash Provided by (Used in) Financing Activities	413,535	(10,193)

Net increase (decrease) in cash	5,221	(30,105)

Cash at beginning of period	11,043	40,061

Cash at end of period	$16,264	$9,956

Cash paid during the period for:
Interest	$30,072	$28,551
Income taxes	-	-

Supplemental non-cash disclosures:
Common stock issued for accrued share-based compensation	$28,825	$-
Common stock issued for accrued share-based compensation- related party	27,100	-

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

Restatements. PCMC restated the Consolidated Statement of Cash Flows for the six months ended March 31, 2006 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Used In Operating Activities and Net Cash Provided by Investing Activities is as follows:

Six Months Ended March 31, 2006
(unaudited)
As originally reported:
Net Cash Used in Operating Activities	$(134,807)
Net Cash Provided by Investing Activities	114,895

Restated:
Net Cash Used in Operating Activities	$(19,912)
Net Cash Provided by Investing Activities	-

NOTE 2 - COMMON STOCK

During the six months ended March 31, 2007, PCMC issued 194,054 shares, valued at $55,925, for prior year accrued share-based compensation and 959,450 shares, valued at $222,675, for the current six month period services rendered. These shares were valued at their fair market value ranging from $0.13 to $0.42 per share.

During the six months ended March 31, 2007, PCMC accrued a total of 238,776 shares valued at $53,100 for services to be paid in stock in the future. This amount is included in accounts payable and accrued expenses to related parties in the accompanying consolidated balance sheets.

NOTE 3 - RELATED PARTY

During the six months ended March 31, 2007, the President and CEO made net advances to PCMC of $427,598 for funding of operating activities.

NOTE 4 - EMPLOYMENT AGREEMENT

PCMC hired an executive-level employee under a one year agreement, beginning November 1, 2006, with a minimum salary of $2,000 and 10,000 registered common shares per month which accrue monthly and are paid on a quarterly basis. At March 31, 2007, the minimum total future commitment due was $14,000 cash and 70,000 shares. The executive also received 25,000 shares as a signing bonus and is entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreement.

NOTE 5 - SUBSEQUENT EVENTS

PCMC revised its written agreements with two of its consultants who serve as executive officers subsequent to the current period. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on PCMC’s performance) to be paid in cash and registered shares of PCMC’s common stock. At March 31, 2007, the minimum total future commitment due under both agreements was cash compensation of $103,500, stock compensation of 270,000 registered shares, and signing bonuses of 50,000 registered shares. The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Overview

We are a management consulting services firm that educates and assists companies to improve their business, management and regulatory compliance processes. We provide educational materials that help private companies successfully operate their businesses and determine whether they should become public and the appropriate methods available to them, management consulting services and advice as these private companies go through the process of becoming fully reporting, publicly traded companies, and regulatory compliance services aimed at maintaining their public status. In addition, we created the PCMC Bulletin Board 30 Index®, a comprehensive tracking index of OTC bulletin board (“OTCBB”) stocks to increase awareness of the OTCBB as a public equity market and our exposure to small business issuers.

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

Management Consulting Services. We currently generate most of our revenue from management consulting services that we provide to our clients in their process to become fully reporting, publicly traded companies. Our rate for these services is $350 per hour; however, we offer these services pursuant to consulting contracts for a flat-fee consisting of cash and restricted shares of the client’s common stock. We value the restricted shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties. When there is no public trading market and there have been no recent private sales of the common stock, we record the value as deferred revenues. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy in which we recognize a portion of the revenue related to our consulting contracts at the completion of each of the following four milestones:

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

We have determined that each milestone generally requires us to provide a certain amount of hours of management consulting services for our clients to achieve the milestone. When there are delays in our clients achieving milestones, it typically has required us to provide additional services to the clients outside of the direct scope of our consulting contracts. Our contracts allow us to bill our clients by the hour for any and all services that we provide outside of the direct scope of the contract. We are implementing a web-based system for project management and time tracking (discussed below in the section entitled “Known Trends, Events and Uncertainties” under the heading “Technology”) in an effort to place more importance on the amount of services hours that we spend on our clients and to bill our clients for additional service hours. During the period covered by this report, we billed one of our clients that has experienced significant delays for such additional services hours and agreed to accept additional shares of the client’s common stock in lieu of cash compensation for such services (discussed below in the section entitled “Known Trends, Events and Uncertainties” under the heading “Revenue Recognition”).

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

Known Trends, Events and Uncertainties

Revenue Recognition

During the period covered by this report, we completed management consulting services for the first milestone for two of our clients. As a result, we generated aggregate revenue of $506,700 for the first of four milestones during the period. We also received 500,000 shares of common stock of one of these clients during the period covered by this report. We valued the stock at $4.00 per share (or an aggregate of $2,000,000) based upon contemporaneous third party sales and included the amount, net the revenue generated from this client, in non-marketable securities with an offset to deferred revenues.

During the period covered by this report, we implemented new client billing policies for additional services that we provide outside of the direct scope of our contracts. We provided approximately two hundred fourteen hours of such additional services due to significant delays that the client has experienced in making it through the process of becoming a fully reporting, publicly traded company. Under our contract with this client, we are allowed to bill $350 per hour for such additional services. During the period covered by this report, we received an additional 500,000 shares of the clients common stock, which we valued at $0.15 per share (or an aggregate of $75,000) based upon contemporaneous third-party sales by the client of its common stock. As a result, we generated revenue of $75,000 for these additional services. We plan to use the web-based system for project management and time tracking (discussed below under the heading “Technology”) to bill other clients in a similar manner and generate revenue in the form of additional shares of common stock of the clients or cash.

We deemed one of our client contracts as inactive during the period covered by this report. We own 500,000 shares of the client’s common stock, which we had valued at $0.075 per share (or an aggregate of $37,500) and have received $5,000 in cash from the client. In deeming the client inactive, we impaired the common stock to $0.00 and recognized revenue of $5,000 related to the cash received for services rendered.

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

Oftentimes the small, privately held companies that we service do not have personnel with the skills necessary to prepare audited financial statements suitable for filing with the SEC. Even when these companies have audited financial statements, generally, the financial statements do not comply with SEC regulations and/or the audit was not performed by an accounting firm that is registered with the Public Company Accounting Oversight Board (the “PCAOB”). The SEC has specific regulations that govern the form and content of and requirements for financial statements required to be filed with the SEC. The Sarbanes-Oxley Act of 2002 prohibits accounting firms that are not registered with the PCAOB from preparing or issuing audit reports on U.S. public companies and from participating in such audits. It is imperative for our clients to become fully reporting, publicly traded companies that their financial statements comply with SEC regulations which require, among other things, that they be audited by an accounting firm registered with the PCAOB. In addition to audited financial statements, in certain circumstances, SEC regulations also require our clients to file unaudited interim financial statements that have been reviewed by the clients’ PCAOB registered independent auditor. As discussed above, our clients have faced obstacles in preparing their financial statements.

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

National Marketing

During the period covered by this report, we increased our national advertising activities directed at client acquisition. We acquired one new client during this period. We expect to acquire new clients in the future as a result of these activities and our Nevada economic development initiatives discussed below.

We have improved our marketing efforts and prescreening process to engage better quality clients that we believe are more capable of meeting the obstacles and moving through the process of becoming fully reporting, publicly traded companies more quickly than we have seen in the past. Though we anticipate that the newer client engagements will be potentially more valuable and may have higher contract completion success rates, the frequency of newly signed contracts may decrease as a result of stricter client screening criteria.

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

Our President, CEO and majority shareholder and our CFO are both Nevada residents. They have networks of business contacts that can assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies. We established a Nevada Economic Development Advisory Board (“NEDAB”) whose website is located at www.Nevada-EDAB.com.

NEDAB is a council of prominent businesspersons and legislators who share a vision of diversified economic growth through participation in capital markets and are working with other businesses and the government to make that vision a reality. NEDAB believes that Nevada has the potential to become the premier destination in the U.S. for small business issuers looking to enter the capital markets; that Nevada corporations across a variety of industries can benefit from participating in the capital markets as a way to build long-term shareholder value, provide access to capital, increase visibility and improve business practices to meet the standards of being a public company; and that an increased number of Nevada corporations successfully entering and sustaining participation in the capital markets will create diversified economic growth, increase the number of companies that physically relocate to Nevada, create new jobs and increase revenue for the state. NEDAB will consist of approximately ten members (in addition to advisors) who are prominent businesspersons and politicians to aid in our goals of increasing our public awareness and developing a strong client base in Nevada which we believe will contribute to the overall economic growth of the State and further benefit our business. It will also consist of locally-based industry screening committees that will help identify and screen companies that are good candidates for participation in the public markets.

Activities of NEDAB include:

•	Locally-based Industry Screening Committees to help identify and screen companies that are good candidates for participation in the public markets.

•	Outreach to other economic development groups, legislators, regulators, business owners, and business and industry leaders.

•	Educational Programs for companies seeking to learn about capital markets and the advantages of domiciling in Nevada as a private or public company.

•	Policy Research and Recommendations to make Nevada even more attractive as a home for companies wanting to participate in capital markets.

Current members of NEDAB include:

•	Mark Daigle, NEDAB Co-Chairman and President and CEO of Colonial Bank N.A. Nevada.

•	Paul Henry, Esq., President and CEO of Henry & Associates, LLC.

•	Robert Uithoven, President of J3 Strategies and Manager for Jim Gibbons’ successful 2006 gubernatorial campaign in Nevada.

Advisors to NEDAB include:

•	Bob Beers, PCMC Nevada Client Audit Coordinator, and Nevada State Senator District 6.

•	Tim Carlson, NEDAB Economic Development Advisor, CEO of Powered by Renewables and Former Executive Director of Nevada Development Authority & Nevada Commission on Economic Development.

•
R. Keith Schwer, Ph.D., NEDAB Research and Development Advisor, Director of the Center for Business and Economic Research at The University of Nevada, Las Vegas (UNLV), and Professor of Economics at UNLV.

•	D. Neal Tomlinson, Esq., NEDAB General Counsel, and attorney at Bullivant Houser Bailey PC.

Current industry screening committee members include:

•	Dr. Emil Frei III, NEDAB Life Sciences Screening Committee Chair, cancer research pioneer, and former Director and Physician-in-Chief of Dana-Farber Cancer Institute.

•	James R. Eells, M.D., NEDAB Life Sciences Screening Committee Associate Chair, Las Vegas internist, and former Chief of Medicine of The United States Air Force.

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

Results of Operations for the Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006.

Our revenue increased $187,171, or 24%, to $979,331 for the six months ended March 31, 2007, as compared to $792,160 for the six months ended March 31, 2006. During the six months ended March 31, 2007 we generated most of our revenue from the completion of management consulting services for the first milestone for two of our clients. Historically, our clients have faced obstacles in undertaking the process of becoming fully reporting, publicly traded companies which includes preparing financial and other information and reorganizing their operations. Although, the two clients for which we recognized revenue during the period covered by this report experienced delays in reorganizing their businesses and reaching the first milestone, our engagements with respect to these clients are more valuable than several of our prior engagements which resulted in the increase in our revenue.

General and administrative expense increased $169,500, or 20%, to $1,037,051 for the six months ended March 31, 2007, as compared to general and administrative expense of $867,551 for the six months ended March 31, 2006. The increase in general and administrative expense was primarily due to a $137,990 increase in business development and marketing expenses related to a rise in our national marketing efforts and our marketing efforts in the State of Nevada via the introduction of NEDAB. We also had an increase in officer compensation of $146,775 and a net increase in other expenses related to our operations and administrative activities of $26,325. These increases were offset by a decrease in legal expenses of $141,590.

Bad debt expense was $13,058 for the six months ended March 31, 2007, as compared to bad debt expense of $70,500 for the six months ended March 31, 2006.

Depreciation and amortization expense decreased $6,247, or 25%, to $18,393 for the six months ended March 31, 2007, as compared to depreciation and amortization expense of $24,640 for the six months ended March 31, 2006. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs and fixed assets becoming fully depreciated.

Total operating expenses increased $105,811, or 11%, to $1,068,502 for the six months ended March 31, 2007, as compared to total operating expenses of $962,691 for the six months ended March 31, 2006, which was primarily due to the increase in general and administrative expense discussed above.

Interest expense decreased $1,729, or 5%, to $30,072 for the six months ended March 31, 2007, as compared to interest expense of $31,801 for the six months ended March 31, 2006. During the six months ended March 31, 2007, the amount of liabilities on which we incurred interest increased, but the resulting interest expense was less than the one-time charge for the consolidation and renewal modification of a note payable during the six months ended March 31, 2006.

Interest income increased to $970 for the six months ended March 31, 2007, as compared to interest income of $12 for the six months ended March 31, 2006. The increase in interest income was due to an increase in our cash balances.

We had realized loss on sale of marketable securities of $10,396 for the six months ended March 31, 2007, as compared to realized gain on sale of marketable securities of $23,951 for the six months ended March 31, 2006. The change from realized gain to realized loss on sale of marketable securities was due to transactions at a lower market value than book value of securities sold.

Unrealized loss on marketable securities increased $54,646, or 22%, to $301,817 for the six months ended March 31, 2007, as compared to unrealized loss on marketable securities of $247,171 for six months ended March 31, 2006. The increase in unrealized loss on marketable securities was primarily due to changes in the values of marketable securities.

We had an impairment of interest receivable of $6,428 for the six months ended March 31, 2007, due to a write off. This write-off occurred because no payments of the interest receivable had been made in the twelve month period prior to the write-off. We did not have any impairment of interest receivable for the six months ended March 31, 2006.

Net loss increased $11,374, or 3%, to $436,914 (and net loss per share of $0.02) for the six months ended March 31, 2007, as compared to a net loss of $425,540 (and net loss per share of $0.02) for the six months ended March 31, 2006. The increase in net loss was primarily attributable to the increase in unrealized loss on marketable securities and the increase in total operating expenses.

We had an accumulated deficit of $1,888,027 and total stockholders’ equity of $736,964 as of March 31, 2007.

Liquidity and Capital Resources

We had total current assets of $1,401,234 as of March 31, 2007, which consisted of cash of $16,264, net accounts receivable of $36,487 and marketable securities of $1,348,483.

We had total current liabilities of $6,334,803 as of March 31, 2007, which consisted of deferred revenues of $4,928,155, advances from related party of $648,022 that we received from Stephen Brock our President and CEO, accounts payable and accrued expenses to related parties of $380,025, accounts payable and accrued expenses of $312,571, bank line of credit of $37,410 and current portion of installment notes payable of $28,620. During the six-month period covered by this report, we accrued compensation of $90,000 to Mr. Brock and compensation of $56,925 to other executive officers payable in cash.

We had negative working capital of $4,933,569 as of March 31, 2007. The ratio of current assets to current liabilities was 22% as of March 31, 2007.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee of 22% cash, some of which we apply to cover our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $5,576,108 as of March 31, 2007, would become marketable securities, which was $1,348,483 as of March 31, 2007, and deferred revenues, which was $4,928,155 as of March 31, 2007, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would marginally offset such positive effect. Accounts payable and accrued expenses increased $185,536 and accounts payable and accrued expenses to related parties increased $159,113 during the six months ended March 31, 2007, which had an adverse effect on our working capital. Accounts payable and accrued expenses to related parties consisted of compensation payable to Stephen Brock, our President and CEO, and other executive officers. We believe that we could decrease the relative amount of these and other current liabilities as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

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

During the six months ended March 31, 2007, we had a net increase in cash of $5,221; consisting of $413,535 provided by financing activities which was partially offset by $403,120 used in operating activities and $5,194 used in investing activities.

Net cash used in operating activities was $403,120 for the six months ended March 31, 2007, consisting of net loss of $436,914, an increase in marketable and non-marketable securities of $2,026,110 and an increase in accounts and stock receivable of $64,779 which were offset by adjustments for share based compensation of $222,675, depreciation and amortization of $18,393, bad debt expense of $13,058 and impairment of interest receivable of $6,428, an increase in deferred revenue of $1,519,480, an increase in accounts payable and accrued expenses of $185,536 and an increase in accounts payable and accrued expenses to related parties of $159,113.

Net cash used in investing activities was $5,194 for the six months ended March 31, 2007, which related to the purchase of fixed assets.

Net cash provided by financing activities was $413,535 for March 31, 2007, consisting of loan proceeds from a related party of $427,598 which was partially offset by payments on installment notes payable of $13,810 and net payments on bank line of credit of $253. Loan proceeds from a related party represents $448,107 we received from Stephen Brock, our President and CEO less payments of $20,509.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us for operations. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. In addition, we increased our efforts, which involved litigation in some instances, to collect cash payments owed to us from clients who breached our agreements. We plan to continue these efforts during the next twelve months. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

During the six months ended March 31, 2007, Stephen Brock provided us with $448,107 of funding for our operations. Further, we may seek a greater line of credit or private equity capital to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares of their common stock.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had nine performing management consulting services contracts with an aggregate value of $4,237,500 of which $2,721,180 was included in deferred revenues and subject to changes in the percentage revenue earned for the remaining milestones.

Valuation of marketable securities. Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those securities at each period-end; however, if the facts and circumstances do not justify carrying the securities at such value, then we carry them at historical pricing. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. The marketable securities that we own are traded on the OTCBB and the Pink Sheets. The market price for these securities is subject to wide fluctuations from period to period which may cause fluctuations in our results of operations.

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales, the valuation of closely similar companies or independent, third party valuations. Non-marketable securities are reflected on our balance sheet at historical costs. As of March 31, 2007, we had non-marketable securities valued at $5,576,108 primarily as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $4.00. As our clients become fully reporting, publicly traded companies, non-marketable securities become marketable securities (discussed above). Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of non-marketable securities we own could be significantly different than their value as marketable securities classified as trading securities. We reassess the value of our clients’ common stock for purposes of recording impairment, if any, to non-marketable securities.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were positive changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Historically, we had material weaknesses in our internal control over financial reporting related to recording stock-based compensation, revenue recognition, and valuation on non-marketable securities which no longer persist. We have created memoranda to document our policies regarding these matters and devoted more time to quarter-end closing procedures and accounting positions. The additional time has allowed us to engage in more qualitative conference calls to discuss stock-based compensation to consultants and others, items of revenue recognition and client status and to study all stock-based compensation using spread sheets, projections and reports from our transfer agent. During this time, our Chief Executive Officer and our Chief Financial Officer also review and discuss our financial information with our other executive officers, audit coordinator and bookkeeper, and we devote more time to developing and reviewing the section of our reports entitled “Management’s Discussion and Analysis.”

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2006, UgoMedia Interactive Corporation and we entered into a stipulated payment order, which was filed in the District Court of Clark County, Nevada in a breach of contract case which we had brought against UgoMedia in July 2004. Pursuant to the order, UgoMedia was obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. UgoMedia had paid us $61,500, but has defaulted on the remainder of the payment as of September 30, 2006. As a result of UgoMedia’s failure to make payment, we have the right to immediately enter judgment for the balance then due, less payments previously received, together with interest on the then unpaid balance at the rate of 8% per annum until fully paid. The order also provides that one of the individual defendants is subject to a $40,000 judgment inclusive of the $315,000 that was owed to us by Ugomedia; however, this judgment is subject to a dollar-for-dollar credit for all sums paid to us by UgoMedia. We also have the right to enter judgment against the individual, subject to the credit and any amounts paid to us by the individual, if UgoMedia fails to make the scheduled payments or cure such failure. We entered judgment on December 15, 2006 and are attempting to collect, but there can be no assurance.

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

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the period covered by this report.

Name	Shares of Common Stock	Consideration	Value	Date(1)

William Smith	25,000	Global Advisory Board services	$9,250	02/06/2007
William Smith	125,000	Consulting services rendered	$28,750	03/12/2007
William Smith	75,000	Consulting services rendered	$13,500	03/27/2007
William Smith	50,000	Global Advisory Board services	$14,000	03/27/2007
Barbara Ostini	25,000	Administrative services rendered	$7,000	02/06/2007
Ginger Derrickson	25,000	Administrative services rendered	$7,000	02/06/2007
Kipley J. Lytel	50,000	COO bonus for services rendered	$11,000	02/06/2007
Trae O'Neil High	50,000	CLO bonus for services rendered	$11,000	02/06/2007
Joshua A. Gottesman	50,000	CFO bonus for services rendered	$11,000	02/06/2007
C. Dennis Hensling	30,000	Senior VP services rendered	$5,700	02/09/2007
C. Dennis Hensling	50,000	Senior VP bonus for services rendered	$11,000	03/30/2007
Stephen Boyko	25,000	Global Advisory Board services	$7,000	02/22/2007
Gary Clark	25,000	Global Advisory Board services	$7,000	02/22/2007
Mark Daigle	50,000	NEDAB Co-Chairman services	$10,000	03/12/2007
Robert Uithoven	25,000	NEDAB signing bonus	$5,000	03/12/2007
Paul Henry	25,000	NEDAB signing bonus	$5,000	03/12/2007
Dan Burdish	25,000	NEDAB signing bonus	$5,000	03/30/2007
Dan Burdish	7,500	NEDAB services rendered	$1,600	03/12/2007
Robert Beers	5,000	NEDAB signing bonus	$1,000	03/12/2007
Robert Beers	7,500	NEDAB services rendered	$1,600	03/30/2007
Steve Chaussy	25,000	Global Advisory Board services	$7,000	03/27/2007
Keith Schwer	25,000	NEDAB signing bonus	$7,500	03/27/2007
James R. Eells, M.D.	25,000	NEDAB signing bonus	$4,750	03/27/2007
Tim Carlson	8,750	NEDAB services rendered	$1,863	03/30/2007
Paul Henderson	3,750	NEDAB services rendered	$650	03/30/2007
D. Neal Tomlinson	50,000	NEDAB signing bonus	$8,000	03/30/2007
Scott Allen	3,200	Consulting services rendered	$512	03/30/2007
Vic Ruybalid	21,250	Consulting services rendered	$5,450	03/30/2007

(1)	Represents the date the common stock was issued by the transfer agent and may not necessarily represent the date used to value the common stock.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: April 26, 2007	By:	/s/ Stephen Brock
Name: Stephen Brock
Title: Chief Executive Officer

Date: April 26, 2007	By:	/s/ Joshua A. Gottesman
Name: Joshua A. Gottesman
Title: Chief Financial Officer