Form 10QSB
period 2007-06-30
PUBLIC CO MANAGEMENT CORP
filed 2007-07-30
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of June 30, 2007, there were 26,737,916 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management's Discussion and Analysis.	6

Item 3. Controls and Procedures.	15

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.	16

Item 6. Exhibits.	16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS

CURRENT ASSETS
Cash	$15,062	$11,043
Accounts receivable, net	32,744	41,741
Marketable securities	1,639,238	933,352
Other current assets	-	6,428
Total current assets	1,687,044	992,564

Receivables under contract, net	61,475	4,500
Non-marketable securities	5,201,108	3,965,128
Furniture and equipment, net	44,122	52,625
Website, net	-	11,758
TOTAL ASSETS	$6,993,749	$5,026,575
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,044	$155,860
Accounts payable and accrued expenses to related parties	461,107	248,012
Current portion of installment notes payable	27,599	30,347
Bank line of credit	36,803	37,663
Advances from related party	868,735	220,424
Deferred revenues	4,988,155	3,408,675
Total current liabilities	6,679,443	4,100,981

LONG TERM LIABILITIES
Long-term portions of installment note payable	12,333	30,316
TOTAL LIABILITIES	6,691,776	4,131,297

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 26,737,916 and 23,654,412 shares issued and outstanding, respectively	26,738	23,654
Paid-in-capital	2,809,353	2,322,737
Accumulated deficit	(2,534,118)	(1,451,113)
TOTAL STOCKHOLDERS’ EQUITY	301,973	895,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,993,749	$5,026,575

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,513	$193,414	$980,845	$985,574

General and administrative	608,570	332,517	1,645,625	1,200,374
Bad debt expense (benefit)	-	(4,490)	13,058	66,010
Depreciation and amortization	7,062	12,288	25,455	36,928
Total operating expenses	615,632	340,315	1,684,138	1,303,312
Net loss from operations	(614,119)	(146,901)	(703,293)	(317,738)
Other income and (expense)
Interest expense	(18,761)	(2,338)	(48,833)	(34,139)
Interest income	7	9	980	21
Realized (loss) gain on sale of securities	(16,627)	(6,247)	(27,023)	17,705
Unrealized gain (loss) on marketable securities	3,409	(90,205)	(298,408)	(337,375)
Impairment of interest receivable	-	-	(6,428)	-
Total other expenses	(31,972)	(98,781)	(379,712)	(353,788)
NET LOSS	$(646,091)	$(245,682)	$(1,083,005)	$(671,526)
Weighted average shares outstanding	25,396,103	23,374,039	24,346,275	22,972,151

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
		(Restated)

Cash Flows From Operating Activities
Net loss	$(1,083,005)	$(671,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,455	36,928
Bad debt expense	13,058	66,010
Stock issued for services	433,775	358,236
Impairment of interest receivable	6,428	-
Changes in assets and liabilities:
Marketable and non-marketable securities	(1,941,866)	(2,720,005)
Accounts and stock receivable	(61,036)	309,668
Notes receivable	-	47,868
Accounts payable and accrued expenses	170,009	121,372
Accounts payable and accrued expenses to related parties	240,195	30,871
Deferred revenue	1,579,480	2,417,912
Net Cash Used in Operating Activities	(617,507)	(2,666)

Cash Flows From Investing Activities
Purchase of fixed assets	(5,194)	-

Cash Flows From Financing Activities
Net payments on bank line of credit	(860)	(7,875)
Payments on installment notes payable	(20,732)	(14,446)
Net loan proceeds from related party	648,312	-
Net Cash Provided by (Used in) Financing Activities	626,720	(22,321)

Net increase (decrease) in cash	4,019	(24,987)
Cash at beginning of period	11,043	40,061
Cash at end of period	$15,062	$15,074

Cash paid during the period for:
Interest	$48,833	$34,139
Income taxes	-	-

Supplemental non-cash disclosures:
Common stock issued for accrued share-based compensation	$28,825	$-
Common stock issued for accrued share-based compensation- related party	27,100	-

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

Restatements. PCMC restated the Consolidated Statement of Cash Flows for the nine months ended June 30, 2006 to classify Proceeds from Sale of Marketable Securities from Net Cash Provided by Investing Activities to Net Cash Used in Operating Activities. The effect of the restatement on Net Cash Used In Operating Activities and Net Cash Provided by Investing Activities is as follows:

Nine Months Ended June 30, 2006
(unaudited)
As originally reported:
Net Cash Used in Operating Activities	$(71,953)
Net Cash Provided by Investing Activities	69,287

Restated:
Net Cash Used in Operating Activities	$(2,666)
Net Cash Provided by Investing Activities	-

NOTE 2 - COMMON STOCK

During the nine months ended June 30, 2007, PCMC issued 194,054 shares valued at $55,925 for prior year accrued share-based compensation and 2,889,450 shares valued at $433,775 for current period services.

During the nine months ended June 30, 2007, PCMC accrued a total of 406,276 shares valued at $71,600 for services to be paid in stock in the future, of which 368,776 shares valued at $67,600 were accrued to current and former executive officers of PCMC.

NOTE 3 – RELATED PARTY

During the nine months ended June 30, 2007, the President and CEO made net advances to PCMC of $648,312 for funding of operating activities.

NOTE 4 – EMPLOYMENT AGREEMENT

On April 12, 2007, PCMC revised its written agreements with two of its consultants who serve as executive officers. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on PCMC’s performance) to be paid in cash and stock. On May 3, 2007, PCMC and one of the executive officers amended the agreement between them to increase the cash compensation and provide for a client stock incentive due to increased responsibilities taken on by the executive as a result of the resignation of another executive (discussed below). At June 30, 2007, the minimum total future commitment due under both agreements and the amendment was cash compensation of $102,000, stock compensation of 180,000 registered shares, and signing bonuses of 50,000 registered shares. The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements. Under the amendment, one of the executives is entitled to receive a client stock incentive consisting of 4% of PCMC’s marketable securities as of March 31, 2007, and, on the date that the following securities become quoted or listed for trading, 4% of PCMC’s non-marketable securities as of March 31, 2007 and 4% of the securities that PCMC receives from each client after March 31, 2007, provided that the executive is providing services to PCMC at the time of such quotation or listing. As of June 30, 2007, the shares had not been transferred to the officer. The value of the shares owed was $53,941. PCMC has reduced its marketable securities by this amount.

In May 2007, an executive officer resigned and his one-year employment contract which had begun on November 1, 2006 was terminated. The executive was receiving a minimum salary of $2,000 and 10,000 registered common shares per month. PCMC agreed to pay the executive the minimum salary through April 30, 2007.

On May 15, 2007, PCMC and one of its consultants who served as an executive officer agreed to postpone until further agreement the minimum salary of $500 and 15,000 restricted shares per month that the executive was receiving under an agreement that was scheduled to end on July 6, 2007. PCMC agreed to pay the executive the minimum salary through May 31, 2007.

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

Management Consulting Services. Historically, we have generated most of our revenue from management consulting services that we provide to our clients in their process to become fully reporting, publicly traded companies. Our rate for these services is $350 per hour; however, we offer these services pursuant to consulting contracts for a flat-fee consisting of cash and restricted shares of the client’s common stock. We value the restricted shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties. When there is no public trading market and there have been no recent private sales of the common stock, we record the value as deferred revenues. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy in which we recognize a portion of the revenue related to our consulting contracts at the completion of each of the following four milestones:

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

Known Trends, Events and Uncertainties

Client Progress Reports or Requests for Payment

We have been exploring ways to convey to each of our preexisting and new clients the value of the management consulting services that we provide to them in terms of estimated hours at rate of $350 per hour throughout the entire process for them to become fully reporting, publicly traded companies. We have developed a list of tasks that reflect the activities that we typically perform during an engagement for each of the four milestones on which we generate revenue from management consulting services. As discussed in more detail below, we are in the process of reviewing each client engagement to date to determine what we would have charged (in the case of performing clients) or what we may seek to recover (for slow performing or inactive clients) for our services on an hourly basis at a rate of $350 per hour. We have decided to present this information in the form of a progress report for a performing client and a request for payment for a slow-performing or inactive client.

We began a project of reviewing our client contracts (some of which we had entered into as far back as 2004) to assess the value of management consulting services that we have provided on each engagement in terms of estimated hours at rate of $350 per hour. The review consists of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we document the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. We base our estimates on a study that we conducted several years ago to assess the number of hours that it takes to complete each milestone; however, in most cases, we determined that it was necessary to adjusted that estimate upwards due to specifically identified delays related to a particular engagement and general changes in the statutory, regulatory and accounting environment that have occurred since the date of our study.

We use the documentation to provide our performing clients with a progress report showing their current status in the process of becoming a fully reporting, publicly traded company and the value of our services as of the date of the report. In performing our reviews, we discovered that we had provided management consulting services with an estimated value of several hundreds of thousands of dollars on certain client engagements which we consider as slow performing or inactive. We have received a limited amount of cash from these engagements and hold (or are owed) shares of their common stock. These shares have become (or would be) worthless to us since our business model is driven by clients that have made it through the process of becoming fully reporting, publicly traded companies. We are using the documentation to provide our slow-performing and inactive clients with a request for payment for the value of our services and/or accelerate their active engagement in completing the milestones.

Providing progress reports and requests for payment is an ongoing process. We hope that the progress reports will keep our performing clients focused on their efforts to become fully reporting, publicly traded companies and that the requests for payment will reengage our slow-performing and inactive clients or serve as a basis for us to collect from or negotiate a settlement with them. However, there can be no assurance that we will achieve any of these results. As of the filing of this report, one of our clients refocused on the process of becoming publicly traded and renegotiated with us for six months of regulatory compliance services. In addition, we and one of our inactive clients have agreed to terms in principal regarding a settlement and mutual release where the client would pay us cash for services that they received from us.

Revenue Recognition

During the quarterly period ended June 30, 2006, none of our clients reached their next milestone in the process of becoming a fully reporting, publicly traded company. We believe that this was primarily due to obstacles (discussed below) that our clients faced. As a result, we did not generate any revenue from management consulting services during the quarterly period ended June 30, 2006. Historically, we have generated most of our revenue from management consulting services; however, during the quarterly period ended June 30, 2006, we generated revenue of $1,513 entirely from the sale of educational white papers. We do not believe that the revenue generated during such quarter is indicative of our future operating results.

We have experienced delays in recognizing revenue from our contracts for management consulting services. Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies. Our clients face obstacles in undertaking this process. The primary obstacles which they face relate to their ability to provide suitable non-financial statement information and financial statement information. In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves. For example, we signed a client in March 2005 and earned revenue for the client reaching the first milestone during that same month. The client experienced delays which continue to persist and a run up of costs in reorganizing and providing suitable financial statement information for purposes of a registration statement or a private placement of their common stock, which the client never commenced. As a result, the client’s financial statements became unusable for their intended purpose. Although we last earned revenue from this client in March 2005, we have continued to provide management consulting services to the client. Since our last fiscal year end, the client attempted to improve its business processes. The client had engaged an audit coordinator (discussed below) and expressed its intention to continue with the process, but the client is still experiencing significant delays. During the quarterly period ended June 30, 2007, we provided the client with a request for payment for the value our services. We hope that the request for payment will reengage the client in its efforts to become a fully reporting, publicly traded company or serve as a basis for us to collect from or negotiate a settlement with the client; however, there can be no assurance that we will achieve any of these results.

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

National Marketing

We increased our national advertising activities directed at client acquisition. We signed a new client consulting contract during this period. We expect to acquire new clients in the future as a result of these activities and our Nevada economic development initiatives discussed below.

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

Our President, CEO and majority shareholder is a Nevada resident. He has networks of business contacts that can assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies. We established a Nevada Economic Development Advisory Board (“NEDAB”) whose website is located at www.Nevada-EDAB.com.

NEDAB is a council of prominent businesspersons and legislators who share a vision of diversified economic growth through participation in capital markets and are working with other businesses and the government to make that vision a reality. NEDAB believes that: 1) Nevada has the potential to become the premier destination in the U.S. for small business issuers looking to enter the capital markets; 2) Nevada corporations across a variety of industries can benefit from participating in the capital markets as a way to build long-term shareholder value, provide access to capital, increase visibility and improve business practices to meet the standards of being a public company; and 3) an increased number of Nevada corporations successfully entering and sustaining participation in the capital markets will create diversified economic growth, increase the number of companies that physically relocate to Nevada, create new jobs and increase revenue for the state. NEDAB will consist of approximately ten members (in addition to advisors) who are prominent businesspersons and politicians to aid in our goals of increasing our public awareness and developing a strong client base in Nevada which we believe will contribute to the overall economic growth of the State and further benefit our business. It will also consist of locally-based industry screening committees that will help identify and screen companies that are good candidates for participation in the public markets.

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

Results of Operations for the Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006.

Our revenue was $980,845 for the nine months ended June 30, 2007, as compared to $985,574 for the nine months ended June 30, 2006. During the nine months ended June 30, 2007 and 2006, we generated most of our revenue from management consulting services. Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to move through the process of becoming fully reporting, publicly traded companies. Historically, our clients have faced obstacles in undertaking this process which includes preparing financial and other information and reorganizing their operations. As a result of these obstacles, we did not generate any revenue from management consulting services during the quarterly period ended June 30, 2007, but we maintained our revenue level for the nine months ended June 30, 2007 due to revenue growth during the first two quarters of the current fiscal year. We do not believe that the revenue generated during the quarterly period ended June 30, 2007 is indicative of our future operating results.

General and administrative expense increased $445,251, or 37%, to $1,645,625 for the nine months ended June 30, 2007, as compared to general and administrative expense of $1,200,374 for the nine months ended June 30, 2006. The increase in general and administrative expense was primarily due to increases in executive compensation consisting of stock compensation valued at $192,500 which was paid to Stephen Brock, our President and CEO, and a client stock incentive valued at $53,941 and accrued to another executive officer. We also had increased costs related to our national and Nevada-based business development and marketing initiatives and educational white papers.

Bad debt expense was $13,058 for the nine months ended June 30, 2007, as compared to bad debt expense of $66,010 for the nine months ended June 30, 2006.

Depreciation and amortization expense decreased $11,473, or 31%, to $25,455 for the nine months ended June 30, 2007, as compared to depreciation and amortization expense of $36,928 for the nine months ended June 30, 2006. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated.

Total operating expenses increased $380,826, or 29%, to $1,684,138 for the nine months ended June 30, 2007, as compared to total operating expenses of $1,303,312 for the nine months ended June 30, 2006. The increase in total operating expenses was primarily due to the increase in general and administrative expense discussed above.

Interest expense increased $14,694, or 43%, to $48,833 for the nine months ended June 30, 2007, as compared to interest expense of $34,139 for the nine months ended June 30, 2006. We had a larger amount of liabilities on which we incurred interest during the nine months ended June 30, 2007, which caused the increase in interest expense.

Interest income was $980 for the nine months ended June 30, 2007, as compared to interest income of $21 for the nine months ended June 30, 2006. The increase in interest income was due to an increase in our cash balances.

We had realized loss on sale of securities of $27,023 for the nine months ended June 30, 2007, as compared to realized gain on sale of securities of $17,705 for the nine months ended June 30, 2006. The change from realized gain to realized loss on sale of securities was due to transactions at a lower market value than book value of securities sold.

Unrealized loss on marketable securities decreased $38,967, or 12%, to $298,408 for the nine months ended June 30, 2007, as compared to unrealized loss on marketable securities of $337,375 for nine months ended June 30, 2006. The decrease in unrealized loss on marketable securities was primarily due to changes in the values of marketable securities.

We had an impairment of interest receivable of $6,428 for the nine months ended June 30, 2007, due to a write off. This write-off occurred because no payments of the interest receivable had been made in the twelve month period prior to the write-off. We did not have any impairment of interest receivable for the nine months ended June 30, 2006.

Net loss increased $411,479, or 61%, to $1,083,005 (and net loss per share of $0.04) for the nine months ended June 30, 2007, as compared to a net loss of $671,526 (and net loss per share of $0.03) for the nine months ended June 30, 2006. The increase in net loss was primarily attributable to the increase in general and administrative expense discussed above.

We had an accumulated deficit of $2,534,118 and total stockholders’ equity of $301,973 as of June 30, 2007.

Liquidity and Capital Resources

We had total current assets of $1,687,044 as of June 30, 2007, which consisted of cash of $15,062, net accounts receivable of $32,744 and marketable securities of $1,639,238.

We had total current liabilities of $6,679,443 as of June 30, 2007, which consisted of deferred revenues of $4,988,155, advances from related party of $868,735 that we received from Stephen Brock, our President and CEO, accounts payable and accrued expenses to related parties of $461,107, accounts payable and accrued expenses of $297,044, bank line of credit of $36,803 and current portion of installment notes payable of $27,599. Accounts payable and accrued expenses to related parties includes accrued cash compensation of $315,000 to Mr. Brock and cash and stock compensation of $71,007 and $75,100 to other executive officers.

We had negative working capital of $4,992,399 as of June 30, 2007. The ratio of current assets to current liabilities was 25% as of June 30, 2007.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies. Until this time, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. Our billing rate for these services is $350 per hour; however, we offer these services for a flat-fee of 22% cash, some of which we apply to cover our overhead and the remainder in restricted shares of the clients’ common stock. Until such time as our clients’ common stock becomes publicly traded, we classify our shares as non-marketable securities, a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company. As our clients become fully reporting, publicly traded companies, non-marketable securities, which was $5,201,108 as of June 30, 2007, would become marketable securities, which was $1,639,238 as of June 30, 2007, and deferred revenues, which was $4,988,155 as of June 30, 2007, would decrease. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would marginally offset such positive effect. Accounts payable and accrued expenses increased $170,009 and accounts payable and accrued expenses to related parties increased $240,195 during the nine months ended June 30, 2007, which had an adverse effect on our working capital. Accounts payable and accrued expenses to related parties included cash compensation payable to Stephen Brock, our President and CEO, and cash and stock compensation payable to other executive officers. We believe that we could decrease the relative amount of these and other current liabilities as our clients’ common stock becomes publicly traded and we are able to sell shares that we own for cash and use that cash to pay expenses.

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

During the nine months ended June 30, 2007, we had a net increase in cash of $4,018; consisting of $626,719 provided by financing activities which was partially offset by $617,507 used in operating activities and $5,194 used in investing activities.

Net cash used in operating activities was $617,507 for the nine months ended June 30, 2007, consisting of net loss of $1,083,005, an increase in marketable and non-marketable securities of $1,941,866 and an increase in accounts and stock receivable of $61,036 which were offset by adjustments for share based compensation of $433,775, depreciation and amortization of $25,455, bad debt expense of $13,058 and impairment of interest receivable of $6,428, an increase in deferred revenue of $1,579,480, an increase in accounts payable and accrued expenses to related parties of $240,195 and an increase in accounts payable and accrued expenses of $170,009.

Net cash used in investing activities was $5,194 for the nine months ended June 30, 2007, which related to the purchase of fixed assets.

Net cash provided by financing activities was $626,720 for June 30, 2007, consisting of net loan proceeds from a related party of $648,312 which was partially offset by payments on installment notes payable of $20,732 and net payments on bank line of credit of $860. Loan proceeds from a related party represents $678,010 we received from Stephen Brock, our President and CEO less payments of $29,698.

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

During the nine months ended June 30, 2007, Stephen Brock provided us with $678,010 of funding for our operations. Further, we may seek a greater line of credit or private equity capital to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares of their common stock.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of June 30, 2007, we had nine (9) performing management consulting services contracts with an aggregate value of $5,052,500 of which $3,624,200 was included in deferred revenues and subject to changes in the percentage revenue earned for the remaining milestones.

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

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Management estimates the value of non-marketable securities based on contemporaneous third party private sales, the valuation of closely similar companies or independent, third party valuations. Non-marketable securities are reflected on our balance sheet at historical costs. As of June 30, 2007, we had non-marketable securities valued at $5,201,108 primarily as a result of third party private sales by our clients of their common stock at per share prices ranging from $0.10 to $4.00. As our clients become fully reporting, publicly traded companies, non-marketable securities become marketable securities (discussed above). Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of non-marketable securities we own could be significantly different than their value as marketable securities classified as trading securities. We reassess the value of our clients’ common stock for purposes of recording impairment, if any, to non-marketable securities.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the quarterly period ended June 30, 2007.

Name	Shares of Common Stock(1)	Consideration	Value	Date(2)

Scott Allen	2,100	Consulting services rendered	$336	03/30/2007
Robert Beers	7,500	NEDAB services rendered	$800	(3)
Stephen Brock	1,750,000	President and CEO services rendered	$192,500	06/01/2007
Dan Burdish	7,500	NEDAB services rendered	$800	(3)
Tim Carlson	7,500	NEDAB services rendered	$800	(3)
Paul Henderson	7,500	NEDAB services rendered	$800	(3)
C. Dennis Hensling	30,000	Former Senior VP services rendered	$3,600	(4)
Somer Hollingsworth	105,000	Mutual settlement and release	$7,350	06/21/2007
Vic Ruybalid	7,500	Consulting services rendered	$800	(3)
William Smith	75,000	Consulting services rendered	$11,250	06/07/2007

(1)	As of June 30, 2007, an aggregate of 39,600 of the shares listed had not been issued and an aggregate expense of $4,336 had been accrued.
(2)	Represents the date used to value the common stock.
(3)	On April 30, 2007, May 31, 2007 and June 30, 2007, 2,500 shares were earned and valued as of each of such dates.
(4)	On April 30, 2007 and May 31, 2007, 15,0000 shares were earned and valued as of each of such dates.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Consulting Agreement with Kipley J. Lytel, CFA, dated April 12, 2007, effective January 2, 2007
10.2(1)	Consulting Agreement with Trae O'Neil High, dated April 12, 2007, effective January 2, 2007
10.3(1)	Addendum to Consulting Agreement with Trae O'Neil High, dated May 3, 2007
10.4(2)	Employment Agreement with Joshua A. Gottesman, CPA, dated November 1, 2006
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.
(1)	Filed as Exhibit 10.1, 10.2 and 10.3, respectively, to the registrant’s Form 8-K filed with the Commission on June 7, 20067, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 1, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: July 27, 2007	By:	/s/ Stephen Brock
	Name:	Stephen Brock
	Title:	Chief Executive Officer

Date: July 27, 2007	By:	/s/ Trae O'Neil High
	Name:	Trae O'Neil High
	Title:	Chief Financial Officer