Form 10KSB
period 2007-09-30
PUBLIC CO MANAGEMENT CORP
filed 2007-12-28
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenue for the most recent fiscal year ended September 30, 2007 was $888,136.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $431,598 as of December 6, 2007, based upon the per share closing sale price of $0.05 on such date.

As of December 6, 2007, there were outstanding 28,149,316 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Form 10-KSB
For the Fiscal Year Ended September 30, 2007

Form 10-KSB
For the Fiscal Year Ended September 30, 2007

PART I

Item 1.	Description of Business.

Overview

We are a management consulting firm that educates and assists small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We provide solutions to clients at various stages of the business lifecycle:

•	Educational products to improve business processes or explore entering the capital markets;
•	Startup consulting to early-stage companies planning for growth;
•	Management consulting to companies seeking to enter the capital markets via self-underwriting or direct public offering or to move from one capital market to another; and
•	Compliance services to fully reporting, publicly traded companies.

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

We generate revenue primarily from consulting services that we provide to private company clients seeking to become fully reporting, publicly traded companies. We also generate revenue from regulatory compliance services that we provide to public company clients that are required to file periodic and other reports with the United States Securities and Exchange Commission (the “SEC”). We offer these services for a flat-fee consisting of cash and restricted shares of our clients’ common stock. Our revenue recognition policy for management consulting services is based on the value received by our customers at measurable milestones during the process that our clients undergo in becoming public companies. We also generate revenue from sales of our database of educational white papers to the public and open line consultations with potential clients regarding their prospects of becoming public companies.

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

Products and Services

We provide a broad range of value-added management consulting services designed to improve corporate structures, business practices and procedures, record keeping, accounting and corporate governance in order for small private companies to advance and sustain themselves in the public capital marketplace. The fundamental aspect of these services is our ability to assemble a team of legal, accounting, marketing and other professionals who can guide our private company clients through the complex process of becoming public and provide compliance and strategic management consulting to public company clients with an aim of enhancing their intrinsic value and market capitalization.

We also prepare and publish educational white papers to help businesspeople make the right decisions for the good of their companies when accessing the capital markets. Conducting a securities offering or being a publicly traded company involves a complex myriad of federal and state laws, rules and regulations as well as customary best practices and procedures any of which easily can be misunderstood, misinterpreted or misapplied. There are several traps for the unwary. We believe that the more management teams know and understand about these endeavors and the issues that they will face, the better able they are to make the right decisions.

Education – PubcoWhitePapers.com

We designed Pubco WhitePapers™ to provide businesspeople with the information that they need to successfully operate their businesses, go public, stay public and access the capital markets in the U.S. Beyond education, Pubco WhitePapers™ also generates revenue for us from the sale of white papers and serves as a client lead generation vehicle for our other services. Our white papers and other educational materials help private companies determine whether they should become public and the appropriate methods available to them. They address critical financial, industry and regulatory issues and questions of interest to private companies considering the pros and cons of seeking public equity. Our white papers cover a wide range of topics including the public capital markets, regulatory compliance requirements, strategic planning, liquidity, corporate finance and other financial matters including the protection of officers’ and directors’ personal wealth. Our white papers also provide companies with information they need to maintain regulatory compliance and to access the funding that they need to reach their goals. We believe that our white papers are an excellent read for all market participants. Through Pubco WhitePapers™, we are always looking for more ways to educate small business owners on the exciting possibilities of the U.S. capital markets.

Some of our premier white papers are listed below:

•	The Affordable IPO Alternative: The SB-2 Filing Process;
•	Going Public: Are You Emotionally Prepared?;
•	Business Plan Development Guide;
•	The Nevada Advantage;
•	Reverse Mergers: Pitfalls and Alternatives;
•	How Can the OTCBB be Used as a Stepping Stone to the AMEX or the NASDAQ; and
•	Asset Protection for Corporate Officers and Directors.

We give our clients free access to Pubco WhitePapers™ to help them manage their entry into the capital marketplace and sustain their position.

Management Consulting Services – GoPublicToday.com

We provide management consulting services and advice to private company clients seeking to register and self distribute their own securities in a public offering without an underwriter and obtain a listing and have their securities quoted and traded. While all of our clients have access to our internal management team’s broad range of experience, we recommend an experienced group of professional service providers that our clients engage to accomplish this task. During the process, we consult and advise our clients on best practices and procedures and serve as project manager for our clients. We also serve as a liaison between our clients and their professional service providers. After our clients become public, we provide them with regulatory compliance services (discussed below). We receive the predominate portion of our fee in the form of restricted shares of common stock of our clients.

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

After the open line consultation, we deliver proprietary documentation to potential clients. This documentation includes our form contract, estimated total fees and costs to complete the process and the PCMC Roadmap™ (the “Roadmap”). The Roadmap divides the process into three phases: 1) Gap Analysis; 2) Fully Reporting & Publicly Traded; and 3) SEC Compliance & Strategic Advisory. It provides clients with detailed clarification of their duties/responsibilities and ours during each step of all three phases of the process. The Roadmap also introduces clients to specialized terms and concepts that they will encounter during the process such as Management’s Discussion and Analysis (or MD&A), the Securities Act, the Exchange Act, Regulation D, the Public Company Accounting Oversight Board (or PCAOB), Blue Sky, Private Placement Memorandum (or PPM), Direct Public Offering (or DPO), EDGAR, Form SB-2, Form 10-KSB, Form 10-QSB, Form 8-K and Forms 3, 4 and 5, Schedule 13-D, Form ID, and the so-called quiet period. We believe the Roadmap serves as an educational resource and point of reference for clients as they move through the process.

Some of the services that we provide during the process include the following:

•
Recommend a group of professional service providers including principal independent accountants, audit coordinators, corporate and securities lawyers, transfer agents, EDGAR agents and NASD member firms that are registered as market makers;

•	Advise clients in choosing which professional service providers to engage;
•	Serve as project manager to clients;
•	Serve as liaison between clients and their professional service providers and between the professional service providers;
•	Establish and administer a virtual office (or intranet) for each client and train clients and their teams on its use to facilitate sharing of documents and other information;
•	Review, assess and make recommendations of business plan;
•	Advise on, make projections, prepare and maintain capitalization table;

•	Furnish examples of general ledgers, financial statements, financial statement footnotes, MD&As, milestones and use of proceeds and dilution tables and descriptions; and
•
Advise on best practices and procedures for primary exempt offerings, private placements and registered best efforts offerings of securities conducted by our clients’ officers, directors and employees or secondary shelf registered offerings by our clients selling shareholders.

Regulatory Compliance Services – PCMS-Team.com

We provide compliance services and advice to public companies regarding their SEC reporting and corporate governance requirements. Our compliance services are designed with small businesses in mind and geared to assist them in complying with the myriad of rules and regulations pertaining to public companies.

Some, but not all, of the regulatory compliance services that we provide include the following

•	Consult with officers and directors regarding their fiduciary duties and responsibilities relating to a fully reporting public company and full disclosure;
•	Coordinate with internal accountants, attorneys, principal independent accountant and EDGAR agent regarding timely filing of clients’ periodic reports with the SEC;
•	Consult regarding events requiring clients to file current reports with the SEC and coordinate filings;
•
Coordinate with EDGAR agent for electronic submissions of clients’ reports to the SEC and reports required to be filed by clients’ officers, directors and reporting shareholders, including preparing and filing Forms ID and maintaining a matrix of EDGAR filing codes and other information necessary for filing;

•	Determine and track statement of beneficial ownership filing requirements and coordinate filings;
•
Determine and track initial statements, statements of changes, and annual statements of beneficial ownership of securities filing requirements, coordinate filings and consult regarding insider trading policy;

•
Consult and advise on policy regarding control of confidential and material nonpublic information, press releases, Regulation FD disclosure requirements and limitations on communications of public companies;

•	Advise and consult regarding equity incentive plans; and
•
Advise and consult regarding proxy or information statement for one shareholder meeting limited to the election of directors and ratification of auditors and coordination with professional service providers regarding filing, printing and mailing the proxy or information statement and conducting the annual meeting.

Market Awareness – PCMC Bulletin Board 30 Index®

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

We believe that the PCMC 30 is the only measurement of performance of stocks traded exclusively on the OTCBB. The companies included in the PCMC 30 are not clients of ours and we do not own any of their securities. We do not make specific fundamental judgments on the outlook of companies included in the PCMC 30.

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

•	Have an experienced management team or clear plans to establish such team that owns a significant portion of their current equity.

During fiscal 2007, we began requiring potential clients generally to have at least $1 million in current annual revenue and high double-digit sales growth before we will enter an engagement with them. Also, we encourage clients to change their state of incorporation to Nevada if they are organized in another state or a foreign country.

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

A key aspect of Always-On Management™ is distinguishing between tasks that can best be accomplished asynchronously (e.g., via e-mail and document management systems) and tasks that can best be accomplished synchronously (e.g., real-time communication via voice over Internet protocol (or VOIP) or web conferencing. Our management team holds a daily virtual working session in which they discuss and make decisions on key issues; review, revise and finalize documents; and report and make assessments, recommendations and reassignments on the workflow related to our client engagements. Key independent contractors and professional service providers are also available and may be added to the conference as needed. This process simulates the easy access of a traditional office and improves the operational efficiency of our geographically distributed team.

Sales

Previously, we exclusively relied on Stephen Brock, our President, CEO and majority shareholder, to sell our management consulting and regulatory compliance services. However, we continue to expand the role and responsibilities of Kipley J. Lytel, our Secretary and Chief Operating Officer (or COO), in the sales process. We have also retained a consultant to assist us with marketing and business development. The consultant is focused on direct outreach within Nevada.

Marketing

Our marketing strategy focuses on education first and foremost, with our whitepapers as our flagship marketing tool.  We use them to educate small business owners and to promote the availability of capital markets and the value of our services.  Small business owners often lack the resources and experience needed to access the capital markets; however, they generally are in the most serious need of funding.  We believe that by educating small business owners, they become more aware of capital markets, better able to access capital markets, more proficient in their use of funding and the small business market is better served.

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

We routinely conduct Internet advertising campaigns that offer free white papers and open line consultations to educate small business owners and generate clients for our management consulting and regulatory compliance services. This core strategy is supported by the following:

•	Cross-promotion on our various websites;
•	Direct mail and opt-in email to potential clients;
•	Other educational communications designed to promote the availability of public equity markets to companies seeking to expand their business and unlock shareholder value;
•	Publication of articles in business journals; and
•	Sponsorship of and attendance at securities industry conferences and various events designed to raise awareness of the public equity markets.

We are exploring outsourcing the marketing and sales of the Pubco WhitePapers™ to a third party in an effort to fully capitalize on the revenue potential for this business segment.

The nature of marketing on the Internet is currently undergoing a dramatic change thanks to blogs and other social media. We are committed to leveraging the latest Internet marketing techniques to reach new market niches cost effectively by offering educational content in these new media outlets.

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

•
Flexible Fee Structure. The customary billing rate for management consulting and regulatory compliance services is $425 per hour. We estimate that we provide approximately 1,600 hours of services for a private company client to become a fully reporting, publicly traded company. Many small businesses need access to the capital markets to grow their operations, but do not have the cash to pay all of the professional service fees that they will incur to become a public company. To defray our clients’ out-of-pocket costs, we accept the predominate portion of our payment in the form of restricted shares of their common stock. In addition, we have established relationships with state and federal banks for them to offer our qualified clients loans up to $250,000 to be used to pay our management consulting and compliance services fees and other expenses related to the client becoming a fully reporting, publicly traded company and entering the capital markets.

•
Experience and Knowledge. Collectively, our three executive officers have several years of experience ranging from accounting, finance, legal and self-distribution of securities. We lead from our own business model of moving from a one-executive private company to a small growing public company that has built-out extensive management and operating infrastructure resources. Our common stock is quoted and traded on the OTCBB. We are required to maintain compliance with SEC reporting and corporate governance requirements. We face the same challenges as other small businesses in raising debt or equity capital. As such, we strive to lead by example.

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

PCMC Bulletin Board 30 Index® is a registered trademark in the U.S. Our trademarks which are not federally registered include: Pubco WhitePapers™, GoPublicToday™, Public Company Management Services™ (“PCMS”), PCMC 30™, PCMC Roadmap™, Always-On Management™, Delaware of the West™ and Wall Street of the West™.

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

We do not believe that we are an investment company within the meaning of the Investment Company Act of 1940 (the “1940 Act”). We accept the predominate portion of our fee for management consulting and compliance services in the form of restricted shares of our clients’ common stock which do not have a market. We accept this as a form of payment because our clients are small privately held businesses that do not otherwise have the cash to pay for our services at the customary rate of $425 per hour. Since first conducting our current business operations as a public company over two years ago, markets have not developed for most of the common stock and we have not had an opportunity to dispose of much of it. As a result, we have accumulated common stock which currently constitutes most of our assets. We have adopted a policy to dispose of the common stock as soon as markets develop and we are able to sell it pursuant to an effective registration statement or an exemption from registration. For these and other reasons, we do not believe that we are engaged, nor do we propose to engage primarily in the business of investing, reinvesting, or trading in securities. Please see the section entitled “Risk Factors” under the heading “Item 6. Management’s Discussion and Analysis of Plan of Operation.”

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

Our other executive officers and persons performing employee-related functions work from digitally linked virtual offices in the following locations:

•	District of Columbia;
•	Houston, Texas;
•	Irvine and Santa Barbara, California;
•	Las Vegas, Nevada;
•	Lebanon, Indiana; and
•	New York, New York.

Item 3.	Legal Proceedings.

In April 2006, UgoMedia Interactive Corporation and we entered into a stipulated payment order, which was filed in the District Court of Clark County, Nevada in a breach of contract case which we had brought against UgoMedia in July 2004. Pursuant to the order, UgoMedia was obligated to pay us an aggregate of $315,000 during the period from April 2006 to October 2006. UgoMedia had paid us $61,500, but has defaulted on the remainder of the payment as of September 30, 2006. As a result of UgoMedia’s failure to make payment, we have the right to immediately enter judgment for the balance then due, less payments previously received, together with interest on the then unpaid balance at the rate of 8% per annum until fully paid. The order also provides that one of the individual defendants is subject to a $40,000 judgment inclusive of the $315,000 that was owed to us by Ugomedia; however, this judgment is subject to a dollar-for-dollar credit for all sums paid to us by UgoMedia. We also have the right to enter judgment against the individual, subject to the credit and any amounts paid to us by the individual, if UgoMedia fails to make the scheduled payments or cure such failure. We entered judgment on December 15, 2006, but we are having difficulty collecting and there can be no assurance.

In addition, we may be a party to various litigation that is normally incident to our business and which, individually and in the aggregate, would not involve claims against us for damages, exclusive of interest and costs, in excess of 10% of our current assets.

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

Fiscal 2007 Quarters Ended:	High	Low

September 30, 2007	$0.08	$0.08
June 30, 2007	$0.08	$0.076
March 31, 2007	$0.16	$0.15
December 31, 2006	$0.30	$0.21

Fiscal 2006 Quarters Ended:	High	Low

September 30, 2006	$0.37	$0.37
June 30, 2006	$0.125	$0.125
March 31, 2006	$0.34	$0.32
December 31, 2005	$0.58	$0.51

Holders of Record

As of December 6, 2007, there were 79 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

The following table lists unregistered sales of our equity securities during the fourth quarter of the fiscal year covered by this report.

Name	Shares of Common Stock	Consideration	Value		Date(1)

Scott Allen	2,600	Consulting services rendered	$208		09/30/2007
Robert Beers	32,500	NEDAB services rendered	$2,348	(2)(3)	(2)(3)
Dan Burdish	7,500	NEDAB services rendered	$598	(2)	(2)
Tim Carlson	28,685	NEDAB services rendered	$2,292	(2)(4)	(2)(4)
Paul Henderson	7,500	NEDAB services rendered	$598	(2)	(2)
Trae O'Neil High	25,000	CLO bonus for services rendered	$1,625		08/13/2007
Somer Hollingsworth	923	Consulting services rendered	$74		09/28/2007
Kipley J. Lytel	100,000	COO bonuses for services rendered	$7,375	(5)	(5)
Vic Ruybalid	1,250	Consulting services rendered	$88		07/18/2007
Donald Shalmy	21,185	Consulting services rendered	$1,695		09/28/2007

(1)	Represents the date used to value the common stock.
(2)	On July 31, 2007, August 31, 2007 and September 30, 2007, 2,500 shares were earned and valued at $0.070 per share, $0.089 per share and $0.080 per share, respectively.
(3)	On July 30, 2007, Mr. Beers earned 25,000 shares valued as $0.070 per share as a signing bonus pursuant to his consulting agreement with us.
(4)	On September 28, 2007, Mr. Carlson earned 21,185 shares valued at $0.080 per share for consulting services rendered.
(5)
On July 1, 2007, July 9, 2007 and September 13, 2007, Mr. Lytel earned 25,000 shares valued at $0.080 per share, $0.080 per share and $0.070 per share, respectively, pursuant to his consulting agreement with us as a bonus for signing new clients on each of such dates, and, on August 13, 2007, 25,000 shares valued at $0.065 per share as a bonus for a completed management consulting services engagement.

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

For a discussion of unregistered sales of our equity securities during the first, second and third quarters of the fiscal year covered by this report, please see our quarterly reports on Forms 10-QSB filed on February 12, 2007, April 26, 2007, and July 30, 2007, respectively. For a discussion of unregistered sales of our equity securities to Stephen Brock, our President, CEO, majority shareholder and a director, during the fourth quarter of the fiscal year covered by this report, please see our current report on Form 8-K filed on October 31, 2007.

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

Overview

We are a management consulting firm that educates and assists small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We provide solutions to clients at various stages of the business lifecycle:

•	Educational products to improve business processes or explore entering the capital markets;
•	Startup consulting to early-stage companies planning for growth;
•	Management consulting to companies seeking to enter the capital markets via self-underwriting or direct public offering or to move from one capital market to another; and
•	Compliance services to fully reporting, publicly traded companies.

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

During fiscal 2007, we began requiring potential clients to show that they have at least $1 million in current annual revenue and high double digit sales growth before we will enter an engagement with them. Also, we encourage clients to change their state of incorporation to Nevada if they are organized in another state or a foreign country.

How We Generate Revenue

During fiscal 2007, we derived revenue from the following activities:

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

Management Consulting Services. We provide management consulting services to small businesses. We currently generate most of our revenue from management consulting services that we provide under the PCMC Roadmap to our clients seeking to become fully reporting, publicly traded companies. Rather than charging these clients cash at a fair market rate of $425 per hour, we offer them contracts with a fee structure consisting of a mix of stock and cash. Under this structure, we currently receive 1.25 million shares of common stock of the client which are nonrefundable plus $85,000 for management consulting services and, as discussed below, $48,000 for compliance services.

Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy in which we recognize a portion of the revenue related to our consulting contracts at the completion of each of the following four milestones:

(i)	initial analysis of client’s business and operations and private round(s) of initial financing from up to thirteen investors (20%);
(ii)	clients’ preparation of a second round of financing in the form of a private placement memorandum or registration statement for filing with the SEC (20%);
(iii)	effectiveness of clients’ registration statement (25%); and
(iv)	clients’ qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).

During fiscal 2007, some of our clients expressed a need for immediate, seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten accredited or sophisticated investors for which we normally recognize 20%. We believe that the client’s ability to conduct this type of offering is a measurable milestone related to the management consulting services that we provide under our contracts. We estimated that the value of the services we provide for this purpose is approximately 10% of the total contract. Accordingly, effective October 1, 2007, we revised our revenue recognition policy to bifurcate the first milestone in the event we provide management consulting services to a client to raise seed-type capital, otherwise we continue to recognize 20% for services we provide for the first milestone.

We also derive revenue from a broad range of value-added management consulting services that we provide on an hourly basis. Our current rate for these services is $425 per hour. These services are designed to improve corporate structures, business practices and procedures, record keeping, accounting and corporate governance in order for small private companies to advance and sustain themselves in the capital markets. We receive payment for these services in the form of cash; however, for those clients receiving services under our PCMC Roadmap, discussed above, we may receive payment in the form of cash or additional client stock for time delays caused by the client or additional management consulting services outside of the scope of the contract that the client may ask us to perform.

Compliance Services. We offer regulatory compliance services to public companies. These services also include corporate governance matters under the Sarbanes-Oxley Act of 2002. Our rate for these services is $425 per hour; however as part of our management consulting services contracts with clients seeking to become a fully reporting, publicly traded company, we provide these services for $48,000 for the first twelve months after a client becomes a public company.

Known Trends, Events and Uncertainties

Valuation of Non-marketable Securities

Having clients that have made it through the process of becoming publicly traded companies and developed markets for their common stock underlies our ability to sell the shares we hold for cash. Our clients have experienced delays becoming publicly traded companies (see the discussion below under the heading “Revenue Recognition”) and developing markets for their common stock. In addition, our clients have had a limited number of shares sold for cash to unrelated third parties relative to the number of shares we receive for services.

Historically, we have valued our shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties which occurred at our first revenue recognition milestone, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. We received 500,000 shares of our clients' issued and outstanding common stock as part of our compensation for management consulting services prior to the first milestone, but we have since increased our stock compensation to 1,250,000 shares. Also, the third-party sales prices and the length of time for a client to complete the process to become a public company and develop a market for its securities generally have increased in the last two years.

During the audit of fiscal 2007 we considered whether, in light of the changes in our business (discussed in the paragraph above), the clients’ sales of shares at the first milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair value of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. Accordingly, we recorded impairment of $2,723,480 related to these securities. These clients are still actively engaged in the process of becoming public companies and have sold shares to unrelated third parties at prices ranging from $0.50 per share to $4.00 per share in relatively small offerings; therefore, the shares are recorded at $-0- on our balance sheet. We will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares we receive for services or such time as we have a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.  Until such time as a client’s stock sales are high enough, or we obtain third-party valuations or develop a method of valuing new client shares based on our selling history, we initially will record only the cash portion of our client engagements, which will have a material adverse effect on our financial condition and result of operations until such time as we can sell the stock portion and record gains on the sale.

Marketing and Nevada Economic Development

Prior to fiscal 2007, we directed our marketing efforts to potential clients throughout the U.S. and in Canada. While we will continue to accept clients on a national and international basis, we believe that there are significant advantages to concentrating our marketing efforts in the State of Nevada. Further, we believe that supporting Nevada economic development based on the state’s unique capital markets and business regulatory climate will drive business directly to us as well as have long term benefits for the state.

According to the Nevada Secretary of State, there are approximately 310,000 corporations domiciled in Nevada. During 2006, 41,083 corporations were formed in Nevada and 39,052 and 35,186 corporations were formed in Nevada during 2005 and 2004, respectively. We perceive Nevada as offering the following benefits:

•	Favorable securities, corporate and tax laws and regulations for small businesses; and
•
Large number of small businesses that could benefit from raising capital, expanding their business and growing nationally and internationally by successful entry and sustained participation in the public capital markets.

During fiscal 2007, we created the Nevada Economic Development Advisory Board (NEDAB), a council of prominent businesspeople and legislators who share a vision of diversified economic growth through capital marketing participation and are working with other businesses and the government to make that vision a reality. NEDAB believes that:

•	Nevada has the potential to become the premier destination in the U.S. for small business issuers looking to enter the capital markets;
•
Nevada corporations across a variety of industries can benefit from participating in the capital markets as a way to build long term shareholder value, provide access to capital, increase visibility and improve business practices to meet the standards of being a public company; and

•
An increased number of Nevada corporations successfully entering and sustaining participation in the capital markets will create diversified economic growth, increase the number of companies that physically relocate to Nevada, create new jobs and increase revenue for the state.

Activities of NEDAB include:

•	Outreach to other economic development groups, legislators, regulators, business owners, and business and industry leaders;
•	Educational Programs for companies seeking to learn about capital markets and the advantages of domiciling in Nevada as a private or public company;
•	Policy Research and Recommendations to make Nevada even more attractive as a home for companies wanting to participate in capital markets; and
•	Locally-based Industry Screening Committees to help identify and screen companies that are good candidates for participation in the public markets.

We have significantly increased our public awareness and client base in the State of Nevada through the activities of NEDAB. For example, we ran six months of print advertisements in the Nevada Business Journal geared towards business professionals and reinforcing our position as an educational resource as well as a service provider.  We believe that increased public awareness of our educational materials, services and Nevada roots could bring new resources and create jobs in Nevada as well as assist in turning Nevada into a platform to develop capital markets for small business issuers.

Our President, CEO and majority shareholder is a Nevada resident. He has a network of business contacts who can assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies.

Third-Party Financing

Although we offer a contract that allows a substantial portion of our fees to be paid in client stock, some growth stage companies that are ready and qualified to enter the capital markets are still reluctant to utilize cash in the process that could be used to fund their marketing or expansion of their operations. We believe that if our clients can obtain third-party project financing, it would increase our ability to sign new clients and shorten the amount of time it takes for us to sign a potential client after we first meet them.

We have established relationships with state and federal banks for them to offer our qualified clients loans up to $250,000. The funds would be used to pay our management consulting and compliance services fees and other expenses related to the client becoming a fully reporting, publicly traded company and entering the capital markets. We are also in talks with a national bank to expand the project financing to include 48-hour approval on loans up to $100,000 and to provide loans up to $2 million for equipment, acquisitions, commercial real estate and other capital expenditures.

While this type of financing traditionally has been applied to property purchases, such as vehicles, equipment and real estate, it may work when applied creatively to the services industry.

Client Progress Reports or Requests for Payment

We have been exploring ways to convey to each of our preexisting and new clients the value of the management consulting services that we provide to them in terms of estimated hours at our hourly rates throughout the entire process for them to become fully reporting, publicly traded companies. We have developed a list of tasks that reflect the activities that we typically perform during an engagement for each milestone on which we generate revenue from management consulting services. As discussed in more detail below, we are in the process of reviewing each client engagement to date to determine what we would have charged (in the case of performing clients) or what we may seek to recover (for slow performing or inactive clients) for our services on an hourly basis. We have decided to present this information in the form of a progress report for a performing client and a request for payment for a slow-performing or inactive client.

We began a project of reviewing our client contracts (some of which we had entered into as far back as 2004) to assess the value of management consulting services that we have provided on each engagement in terms of estimated hours at our hourly rates. The review consists of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we document the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. We initially based our estimates on a study that we conducted several years ago to assess the number of hours that it took to complete each milestone; however, in most cases, we determined that it was necessary to adjust that estimate upwards due to specifically identified delays related to a particular engagement and general changes in the statutory, regulatory and accounting environment that have occurred since the date of our study. As a result, we have determined that it takes approximately 1,600 hours, rather than 1,100 hours to complete a management consulting services engagement.

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

During fiscal 2007, we continued to use audit coordinators in our business model to assist our clients in preparing their financial statements in compliance with SEC regulations. In many cases, we mandate that our clients engage an audit coordinator as a condition to contracting with us. Initially, an audit coordinator will interview a client’s personnel, accounting systems and methodology, and financial records to determine their proficiency and level of adherence to accounting standards. If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function. Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process. Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC.

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

We aim to implement a web-based system for project planning and time tracking.  As discussed above under the heading “Client Progress Reports or Requests for Payment”, we are placing more importance on keeping track of time allocation on client engagements in order to fully realize revenue for additional services provided to clients beyond the scope of our basic engagement.  We expect that a web-based system will support our ongoing process of improving operational efficiency and profitability.  The web-based interface will allow us and the professional service providers who serve our clients to track our time on client engagements. We also aim to integrate the system with our accounting system which we expect will accelerate our accounts receivable process for additional services which we can bill by the hour.

Results of Operations For The Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

During fiscal 2007, we continued to focus on strategic initiatives relating to our business model, which included but are not limited to: expanding merit based compensation for our executive officers and other independent contractors, focusing on attracting better quality clients with larger annual revenue, improving the screening of new clients, revising our management consulting and regulatory compliance services contracts, evaluating new potential opportunities to provide these services, and continuing with the reevaluation of our client base with a renewed focus on their ability to become public companies. Now we generally require potential clients to have at least $1 million in current annual revenue and high double-digit sales growth before we will enter an engagement with them. As a result, our newer client engagements are potentially more valuable, and we anticipate that they will have higher contract completion success rates; however, the frequency of newly signed contracts has decreased as a result of stricter screening criteria. We continue to use audit coordinators to assist our clients in preparing their financial statements which they need to reach milestones.

Our revenue decreased $925,199, or 51%, to $888,136 for fiscal 2007, as compared to $1,813,335 for fiscal 2006. We generated most of our revenue from management consulting services. We accept restricted shares of common stock of our clients as the predominate portion of our fee for services. Historically, we have valued the shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. Accordingly, we recorded an impairment of $2,723,480 related to these securities. As a result, we are not recognizing revenue related to the shares of certain clients’ common stock, which is the primary reason for our decrease in revenue for fiscal 2007.

General and administrative expense increased $530,782, or 36%, to $1,991,233 for fiscal 2007, as compared to $1,460,451 for fiscal 2006. The increase in general and administrative expense was primarily due to an increase in marketing and promotions related to our efforts in Nevada and an increase in officer expenses related to shares of our common stock that we issued to our executive officers.

Bad debt expense decreased $97,493, or 48%, to $107,527 for fiscal 2007, as compared to $205,020 for fiscal 2006. During fiscal 2007, we further evaluated our client base with a focus on their ability to make it through the process of becoming fully reporting, publicly traded companies, and, as a result, we determined that certain cash and stock receivables were uncollectible.

Depreciation and amortization expenses decreased $12,436, or 29%, to $30,165 for fiscal 2007, as compared to $42,601 for fiscal 2006. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated.

Total operating expenses increased $420,853, or 25%, to $2,128,925 for fiscal 2007, as compared to $1,708,072 for fiscal 2006. The increase in total operating expenses was primarily attributable to the increase in general and administrative expense and bad debt expense.

Interest expense increased to $65,887 for fiscal 2007, as compared to $29,466 for fiscal 2006. The increase in interest expense was due to higher levels of debt. During fiscal 2007, Stephen Brock, our President, CEO and a director, loaned us $300,000 which bore interest at a rate of 12% per year.

Interest income increased to $1,827 for fiscal 2007, as compared to interest income of $31 for fiscal 2006. The increase in interest income was due to higher levels of cash on hand.

We had an impairment of non marketable securities of $305,270 in fiscal 2007 compared to $0 in fiscal 2006. During the audit of fiscal 2007, we determined that the fair values of several non-marketable securities were not supportable and recognized impairment related to these securities.

Realized loss on sale of marketable securities increased to $103,723 in fiscal 2007 from $39,644 for fiscal 2006. The increase in realized loss on sale of marketable securities was due to the net declines in the market values of marketable securities that we sold.

Unrealized loss on marketable securities increased $71,326, or 13%, to $635,656 for fiscal 2007, as compared to $564,330 for fiscal 2006. The increase in unrealized loss on marketable securities was primarily due to net declines in the market values of marketable securities we held on to.

We recorded a full valuation allowance against deferred tax assets for fiscal 2007 and fiscal 2006 because management believes it is more likely than not that deferred tax assets will not be realized.

We had a net loss of $2,349,498 (and loss per share of $0.09) for fiscal 2007, as compared to $528,146 (and loss per share of $0.02) for fiscal 2006. The increase in the net loss was primarily attributable a decrease in revenue and increases in total operating expenses, interest expense, realized loss on sale of marketable securities and unrealized loss on marketable securities.

We had an accumulated deficit of $3,800,611 and total stockholders’ equity of $89,571 as of September 30, 2007.

Liquidity and Capital Resources

We had total current assets of $1,017,040 as of September 30, 2007, which consisted of cash of $18,166, net accounts receivable of $16,887 and marketable securities of $981,987.

We had total current liabilities of $2,006,642 as of September 30, 2007, which consisted of deferred revenues of $1,099,967, accounts payable and accrued expenses to related parties of $459,717, accounts payable and accrued expenses of $385,244, bank lines of credit of $38,281 and current portion of installment notes payable of $23,433.

We had negative working capital of $989,602 as of September 30, 2007. The ratio of current assets to current liabilities was 51% as of September 30, 2007.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies and developed markets for their securities. Rather than charging clients cash payments at $425 per hour, we offer them contracts with a fee structure consisting primarily of the client’s stock and 19% to 22% cash. We are currently using cash collected from clients, sales of our client securities and net cash payments from Stephen Brock, our President, CEO, majority shareholder and a director, to cover our overhead.

Having clients that have made it through the process of becoming publicly traded also drives our ability to generate cash flows from operations. Until a client becomes a publicly traded company, there is no market for the shares of our clients’ common stock which we receive in lieu of cash payments for our services. There is no assurance that a market will develop for these securities and, even if markets do develop, those markets will most likely be illiquid and highly volatile. See “Risk Factors”, below.

The majority of our potential value is in the common stock we own of our clients. These shares are divided on our balance sheet into marketable securities (a current asset) and non-marketable securities. Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability. As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $1,099,967 as of September 30, 2007. As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-marketable securities, which balance was $1,032,628 as of September 30, 2007, would become marketable securities. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

Historically, we have valued the shares of common stock that we received from clients at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties which occurred at our first revenue recognition milestone, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy. We impaired the shares to zero when evidence suggested that the client would not move forward in the process to become a fully reporting, publicly traded company. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable and recognized impairment of $2,723,480 related to these securities. These clients are still actively engaged in the process and have sold shares to unrelated third parties at prices ranging from $0.50 per share to $4.00 per share in relatively small offerings; therefore, the shares are recorded at $-0- on our balance sheet. See “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities” for a complete discussion on how we will value the shares.

We also hold 10,001,230 shares of common stock of various clients that we impaired to zero under our former policy because evidence suggested that they would not move forward in the process to become fully reporting, publicly traded companies. We are trying to reengage them in the process, but there can be no assurance. We also hold 7,441,002 shares of marketable securities valued at $981,987 as of September 30, 2007, which are reflected on our balance sheet.

During fiscal 2007, net cash increased $7,123; consisting of $771,988 provided by financing activities which was partially offset by $759,671 used in operating activities and $5,194 used in investing activities.

Net cash used in operating activities was $759,671 for fiscal 2007, consisting of net loss of $2,306,198 an increase in deferred revenue of $414,772 and a decrease in accounts and stock receivable of $94,673 which were offset by adjustments for depreciation and amortization of $30,165, bad debt expense of $107,527 and shares issued for services of $468,209, decreases in marketable and non marketable securities of $160,385 and other assets of $6,428, and increases in accounts payable and accrued expenses to outside parties and related parties of $258,209 and $238,805, respectively.

Net cash used in investing activities was $5,194 for fiscal 2007, which related to the purchase of fixed assets.

Net cash provided by financing activities was $771,988 for fiscal 2007, consisting of proceeds from related party advances of $1,197,224 by Stephen Brock, our President, CEO, majority shareholder and a director and a decrease in net payments on bank line of credit of $618 which were offset by repayments of advances of $397,991 to Mr. Brock and payments on installment notes payable of $27,863.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months; provided, however, that Mr. Brock is financially able to do so, of which there can be no assurance. During fiscal 2007, we began requiring potential clients generally to have at least $1 million in current annual revenue and high double-digit sales growth before we will enter an engagement with them. We believe that these clients have a better chance of becoming public companies and developing markets for their common stock. We continued our efforts to collect cash payments owed to us from clients who we believe have breached our agreements. See the discussion under the heading “Client Progress Reports or Requests for Payment”, discussed above. We plan to continue these efforts during the next twelve months. We are also considering an attempt to raise additional debt or equity capital from third parties. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance of the services provided. Providing management consulting services may take several months. Effective with the second quarter ended March 31, 2005, we adopted a revenue recognition policy for management consulting services that we provide under the PCMC Roadmap™ based on the value received by our clients at measurable milestones in the public reporting process. We concluded that the relative values of our consulting services for each of the milestones are as follows: (i) initial analysis of client’s business and operations and private round of initial financing from up to ten investors (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the SEC (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the OTCBB or listing on a securities market or exchange (35%). During fiscal 2007, some of our clients expressed a need for immediate, seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten investors. We identified this as a measurable milestone the public reporting process. We estimated that the value of the services we provide for this purpose is approximately 10% of the total contract. Accordingly, effective October 1, 2007, we revised our revenue recognition policy to bifurcate the first milestone in the event we provide management consulting services to a client under the PCMC Roadmap™ to raise seed-type capital, otherwise we continue to recognize the full 20% for the first milestone after we perform services for the private round of initial financing from up to ten investors. Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had deferred revenues of $1,099,967, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Non-marketable securities are reflected on our balance sheet at historical cost. As of September 30, 2007, we had non-marketable securities valued at $1,032,628 as a result of third party private sales of common stock by one of our clients at $0.20 per share and another client at $0.70 per share. As our clients become fully reporting, publicly traded companies and there is evidence of a market in those securities to sustain sales of the shares that we hold, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. During the audit of fiscal 2007, we determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. Accordingly, we recorded impairment of $2,723,480 related to these securities. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

Risk Factors

Risks Related to Our Business

A significant portion of our revenue and earnings consist of securities that are not freely transferable.

We accept the predominate portion of our fee for management consulting and compliance services in the form of shares of our clients’ common stock which do not have a market. We accept this as a form of payment because our clients are small privately held businesses that do not otherwise have the cash to pay for our services at the customary rate of $425 per hour. There is no assurance that a market will develop for these securities or, if one does develop, that it would be characterized by liquidity and stability. In addition, such securities are “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933 and are not freely transferable without registration or an exemption from registration. We may be unable to sell or distribute such securities at the times we would like if at all.

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

The shares of common stock of clients that we receive for our services are valued using a fair value determination made in good faith in accordance with our established guidelines. Historically, the fair value of the common stock was based on contemporaneous third-party private sales. These sales ranged from $0.20 to $0.70 per share. These prices are arbitrarily determined by our clients’ management and bear no relationship to our clients’ assets, earnings or book value, or any other objective standard of value. Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value may differ significantly from the values that would exist if a ready market for these securities existed. The value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

During fiscal 2007, we considered whether, in light of the changes in our business, the clients' sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients' third-party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. See the discussion under the heading “Known Trends, Events and Uncertainties,” “Valuation of Non-marketable Securities.”

We depend on the personal efforts of our executive management team.

Our success depends upon the personal efforts of Mr. Stephen Brock, our President and CEO, Trae O'Neil High our Chief Legal Officer (or CLO), Treasurer and CFO and Kipley J. Lytel, our Secretary and COO. We have entered into one-year agreements with Messrs. High and Lytel; however, these agreements generally may be terminated by them upon thirty days’ written notice. We have not obtained any key man life insurance relating to our executive officers. If we lose their services, such loss could have a material adverse effect on our business and the results of operations and/or financial condition. In addition, the absence of any one of them will force us to seek a replacement who may have less experience or who may not understand our business as well as, or we may not be able to find a suitable replacement.

We may be required to register as an Investment Company under the Investment Company Act of 1940.

We believe that we are primarily engaged in the business of providing management consulting and compliance services and that our acquisition and ownership of restricted securities of our clients is an incidental and necessary result of our business operations. We have entered into discussions with the staff of the SEC and are exploring ways to hold and dispose of client securities in a manner consistent with our business needs and the concerns of the staff. If the SEC determines that we are an investment company, we would be required to register under the Investment Company Act of 1940 (the “1940 Act”) and would become subject to regulatory provisions that are generally considered to be inconsistent with the conduct of a non-investment company business. These include requirements as to the composition of our board of directors, prohibitions on our transactions with directors, officers and controlling stockholders and limitations on the kinds of securities we may issue and the prices at which and manner in which we may sell or repurchase them. There can be no assurance that the SEC will not require us to register under the 1940 Act, or, if we are required to do so, that we will be able to complete the registration process in a timely manner, if at all, or at an acceptable cost.

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

The trading price of our common stock has been volatile since it began trading and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors;
•	Announcements by us or others about our business, development, significant contracts or results of operations or other matters;
•	The volume of shares of common stock available for public sale;
•	Sales of stock by our stockholders;
•	Short sales, hedging and other derivative transactions on shares of our common stock; and
•	General economic conditions and slow or negative growth of related markets

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

Mr. Stephen Brock is our President and CEO and a director. He beneficially owns 67.3% of the voting power of our outstanding common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. Mr. Brock’s control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. Mr. Brock’s interests may conflict with or be adverse to the interests of our other stockholders. Since Mr. Brock beneficially owns more than a majority of the voting power of all issued and outstanding shares of our stock, the other stockholders will not be able to remove or replace Mr. Brock, elect directors or officers, or cause us to engage in any transactions without his consent even if they believe that it is in our best interests to do so. As a result of these factors, the market price of our common stock could be adversely affected.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Public Company Management Corporation
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Public Company Management Corporation (PCMC) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of PCMC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMC as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 19, 2007

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash	$18,166	$11,043
Accounts receivable, net	16,887	41,741
Marketable securities	981,987	933,352
Other current assets	-	6,428
Total current assets	1,017,040	992,564
Receivables under contract, net	16,500	4,500
Non-marketable securities	1,032,628	3,965,128
Furniture and equipment, net	39,412	52,625
Website, net	-	11,758
TOTAL ASSETS	$2,105,580	$5,026,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$385,244	$155,860
Accounts payable and accrued expenses to related parties	459,717	248,012
Current portion of installment notes payable	23,433	30,347
Bank line of credit	38,281	37,663
Advances from related party	-	220,424
Deferred revenues	1,099,967	3,408,675
Total current liabilities	2,006,642	4,100,981

LONG TERM LIABILITIES
Long-term portions of installment note payable	9,367	30,316
TOTAL LIABILITIES	2,016,009	4,131,297

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 28,099,316 and 23,654,412 shares issued and outstanding, respectively	28,099	23,654
Paid-in-capital	3,862,083	2,322,737
Accumulated deficit	(3,800,611)	(1,451,113)
TOTAL STOCKHOLDERS’ EQUITY	89,571	895,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,105,580	$5,026,575

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2007	2006

Revenue	$888,136	$1,813,335

General and administrative	1,991,233	1,460,451
Bad debt expense	107,527	205,020
Depreciation and amortization	30,165	42,601

Total operating expenses	2,128,925	1,708,072

Net income (loss) from operations	(1,240,789)	105,263

Other income and (expense)
Impairment of non-marketable securities	(305,270)	-
Interest expense	(65,887)	(29,466)
Interest income	1,827	31
Realized loss on sale of marketable securities	(103,723)	(39,644)
Unrealized holding loss on marketable securities	(635,656)	(564,330)

Total other income (expense)	(1,108,709)	(633,409)

NET LOSS	$(2,349,498)	$(528,146)

Weighted average shares outstanding	24,949,100	23,130,166

Basic and diluted net loss per share	$(0.09)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(2,349,498)	$(528,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,165	42,601
Bad debt expense	107,527	205,020
Stock issued for services	468,209	369,835
Changes in:
Marketable and non marketable securities	160,385	(2,555,695)
Accounts and stock receivable	(94,673)	155,695
Notes receivable	-	56,500
Other assets	6,428	(7)
Accounts payable and accrued expenses	258,209	(57,338)
Accrued expenses to related parties	238,805	248,012
Deferred revenue	414,772	1,928,475

Net Cash Used in Operating Activities	(759,671)	(135,048)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(5,194)	-

Cash Flows From Financing Activities
Net payments on bank line of credit	618	(2,038)
Payments on installment notes payable	(27,863)	(28,156)
Repayment of advances from related party	(397,991)	-
Advances from related party	1,197,224	136,224

Net Cash Provided by Financing Activities	771,988	106,030

Net decrease in cash	7,123	(29,018)

Cash at beginning of period	11,043	40,061

Cash at end of period	$18,166	$11,043

Cash paid during the year for:
Interest	$65,887	$29,466
Income taxes	-	-

Non-cash investing and financing activities:
Conversion of related party debt with common stock	$1,019,657	$-
Impairment of non-marketable securities and deferred revenue	2,723,480	-
Shares issued for accrued compensation	55,925	-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2007 and 2006

	COMMON STOCK
	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTALS

Balance at September 30, 2005	22,553,171	$22,553	$1,954,003	$(922,967)	$1,053,589

Stock issued for services	1,101,241	1,101	368,734		369,835

Net loss				(528,146)	(528,146)

Balance at September 30, 2006	23,654,412	$23,654	$2,322,737	$(1,451,113)	$895,278

Stock issued for:
Services	3,231,193	3,231	464,978		468,209
Prior year accrued compensation	194,054	194	55,731		55,925
Debt conversion-related party	1,019,657	1,020	80,553		81,573
Deemed contribution to capital from gain on related party debt conversion			938,084		938,084
Net loss				(2,349,498)	(2,349,498)

Balance at September 30, 2007	28,099,316	$28,099	$3,862,083	$(3,800,611)	$89,571

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Public Company Management Corporation ("PCMC"), a Nevada corporation, was formed on October 26, 2000.  On October 1, 2004, PCMC and its subsidiaries merged with a public company, MyOffiz, Inc., in a transaction accounted for as a reverse merger. Subsequent to the exchange agreement, MyOffiz obtained 100% of GPT, changed its fiscal year end from June 30 to September 30, and changed its name to Public Company Management Corporation.

Principles of consolidation.  All subsidiaries are presented on a consolidated basis.  All intercompany transactions have been eliminated.

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

Non-Marketable Securities.  Non-marketable securities are comprised of equity securities that do not have a readily determinable fair value (i.e. not traded on a quoted exchange). Non-marketable securities are accounted for under the cost method.   Historically, PCMC has valued the shares of common stock received from new clients at the price per share of contemporaneous sales of common stock by the client to unrelated third parties which occurred at the first revenue recognition milestone (discussed below), classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under the revenue recognition policy.

During fiscal 2007, PCMC considered whether, in light of changes in its business, the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares PCMC owns at that time for it to use the third-party sales price to value its shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, PCMC will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on PCMC’s historical business activity. When neither of these are available, the stock is recorded at -$-0-. PCMC will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares PCMC receives for services or such time as PCMC has a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.

During fiscal 2007, it was determined that the fair values of several non-marketable securities were not supportable. Accordingly, PCMC recorded impairment of $2,723,480 related to these securities.

Non-marketable securities are periodically reviewed to determine if their value should be impaired from their initial issuance based on, but not limited to, subsequent third party private sales and liquidity of the underlying client company.

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

Consulting Revenues.  PCMC enters into management consulting services contracts with each of its clients and collects a combination of cash and common stock for its services. The value of the common stock generally represents the predominate portion of the total value of the contract.  The common stock portion of the contract is generally due upon signing the contract and the cash portion is due in installments immediately prior to the achievement of milestones.

Providing management consulting services under the contracts may take several months or even years. Effective with the second quarter ended March 31, 2005, PCMC adopted a revenue recognition policy for management consulting services based on the value received by PCMC’s clients at measurable milestones in the public reporting process. PCMC concluded that the relative values of its consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing to up to ten investors (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the United States Securities and Exchange Commission (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the Over the Counter Bulletin Board or listing on a securities market or exchange (35%). During fiscal 2007, PCMC clients expressed an interest in obtaining immediate, seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten investors for which PCMC normally recognizes 20%. PCMC estimated that the value of the services provided for this purpose is approximately 10% of the total contract. Effective October 1, 2007, PCMC revised its revenue recognition policy to bifurcate the first milestone in the event PCMC also provides management consulting services under contract to a client to raise seed-type capital from one to three investors otherwise PCMC continues to recognize 20% for services provided for the first milestone.

Cash and common stock received in advance of services are recorded as deferred revenues.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there is no available way to obtain the fair value of the shares received.

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

PCMC also charges its clients for a broad range of value-added management consulting services that it provides on an hourly basis. PCMC may receive payment in the form of cash or additional client stock for time delays caused by the client or additional management consulting services outside of the scope of the contract that the client may ask PCMC to perform.

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

Capitalized website costs.  The website capitalized costs consisted of amounts spent on design and creation of the graphics and website operation and were amortized on a straight-line basis over their estimated useful lives of three years.  Amounts spent on early conceptualizing, maintenance or content are expensed as incurred.  Amortization expense totaled $11,758 and $25,429 in fiscal 2007 and 2006, respectively, and all capitalized amounts had been amortized as of September 30, 2007.

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

Stock based compensation. PCMC follows Financial Accounting Standard No. 123R, “Accounting for Stock-Based Compensation” established for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. PCMC follows EITF 96-18 for stock issued to non-employees for goods or services.

Recent Accounting Pronouncements. PCMC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - LIQUIDITY

As shown in the accompanying financial statements, PCMC incurred losses from operations and had negative cash flows from operations during fiscal 2007.  Additionally, PCMC has experienced delays with some of its clients going public, which delays PCMC's ability to realize value from its non-marketable equity securities.  Stephen Brock, President, CEO and majority shareholder, has historically loaned money to PCMC and has committed to continue to loan money to PCMC should PCMC not be able to otherwise fund its working capital requirements.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities primarily include securities issued by current or former clients valued at market price.

The composition of marketable securities, classified as current assets, was as follows at September 30, 2007 and 2006:

	2007	2006
Marketable Securities
Cost	$1,601,468	$1,126,564
Fair Value	$981,987	$933,352

Investment losses for fiscal 2007 and 2006 consists of the following:

	2007	2006

Gross realized gains from sales of trading securities	$4,390	$72

Gross realized losses from sales of trading securities	(108,113)	(39,716)

Net unrealized holding losses	(635,656)	(564,330)

Net investment loss	$(739,379)	$(603,974)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007 and 2006:

	Estimated Useful Life	2007	2006

Vehicle	5 Years	$61,938	$61,938
Office furniture and fixtures	7 years	15,086	15,086
Office computers and equipment	3 years	27,736	22,542
Total Property and Equipment		104,760	99,566
Less: Accumulated Depreciation		(65,349)	(46,941)
Net Property and Equipment		$39,412	$52,625

Depreciation expense totaled $18,407 and $17,172 for the years ended September 30, 2007 and 2006, respectively.

NOTE 5 - BANK LINE OF CREDIT

As of September 30, 2007 and 2006, PCMC had the following bank line of credit:

	Line of Credit Amount	Outstanding as of September 30, 2007	Outstanding as of September 30, 2006	Interest Rate	Due Date

Wells Fargo Bank	$40,000	$38,281	$37,663	16.25%	On Demand

NOTE 6 - NOTE PAYABLE

Long-term debt as of September 30, 2007 and 2006 consisted of the following:

	2007	2006
Note payable to Bank of America, with payments of $1,087 per month, bearing interest at 10.25% per annum, unsecured. The interest rate and monthly payment are subject to change based on changes in the Prime Rate. Based on the current interest rate, the Note will mature in June 2009.	$20,813	31,150
Loan payable to Infiniti Financial Services, with payments of $1,510 per month, bearing interest at 2.9% per annum, secured by a company vehicle. The loan matures in June 2008.	11,986	29,513
	32,799	60,663
Less: Current portion	23,432	30,347

Total Long-Term Debt	$9,367	$30,316

Maturities of debt over the next two years are as follows:

Twelve Months Ending September 30,	Amount
2008	$23,432
2009	9,367
Total Long-Term Debt	$32,799

NOTE 7 - INCOME TAXES

PCMC had deductible net operating losses of approximately $1,954,000 at September 30, 2007.  These expire 20 years after incurred. Components of deferred tax assets and liabilities at September 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset-net operating loss carry-forwards	$739,000	$124,000
Valuation allowance	(739,000)	(124,000)
Net deferred tax asset	$-	$-

PCMC has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax assets will not be realized.

NOTE 8 - COMMON STOCK

During the year ended September 30, 2007, PCMC issued the following shares for services in each quarter.

Quarter	Shares Issued	Price Range of Shares	Total Expense Recognized

October, 2006 – December, 2006	217,500	$0.13 - $0.42	$54,613
January, 2007 – March, 2007	789,050	$0.16 - $0.30	177,994
April, 2007 – June, 2007	1,997,500	$0.07 - $0.15	218,700
July, 2007 – September, 2007	227,143	$0.07 - $0.09	16,902

Totals	3,231,193	$0.12 - $0.90	$468,209

During fiscal 2007, PCMC also issued 194,054 shares of common stock valued at $55,925 for services received and accrued for in fiscal 2006.

On September 28, 2007, PCMC entered into an agreement with Stephen Brock converting loans he had made to PCMC totaling $1,019,657 into 1,019,657 shares of PCMC common stock. The fair value of the shares was $81,573. PCMC recognized a gain on the transaction of $938,084. Because Stephen Brock is a related party, the gain was recorded as a deemed contribution to capital.
.
At September 30, 2007, PCMC accrued $69,070 in consulting services payable in 433,776 shares of PCMC common stock, which is included in accounts payable and accrued expenses on the balance sheet.

During fiscal 2006, PCMC issued the following shares for services in each quarter.

Quarter	Shares Issued		Price Range of Shares	Total Expense Recognized

October, 2005 – December, 2005	80,000		$0.61 - $0.90	$64,250
January, 2006 – March, 2006	538,000	(1)	$0.33 - $0.52	195,725
April, 2006 – June, 2006	370,741		$0.12 - $0.31	87,635
July, 2006 – September, 2006	112,500		$0.13 - $0.26	22,225

Totals	1,101,241	(1)	$0.12 - $0.90	$369,835

(1) Includes an additional 80,000 shares that were issued to satisfy previous obligations of the prior company that PCMC merged into in October 2004. These shares were accounted for as an adjustment to the original recapitalization accounting with no assigned valuation.

At September 30, 2006, PCMC accrued $39,451 in consulting services payable in 114,054 shares of PCMC common stock, which is included in accounts payable and accrued expenses on the balance sheet.

NOTE 9 - CONCENTRATIONS

During fiscal 2007, one client accounted for approximately 32% of total revenues, a second accounted for approximately 15% of total revenues, a third accounted for approximately 14% of total revenues and a fourth accounted for approximately 11% of total revenues. During fiscal 2006, one client accounted for approximately 35% of total revenues and a second accounted for approximately 11% of total revenues. No other customer accounted for more than 10% during either year.

NOTE 10 - RELATED PARTY TRANSACTIONS

PCMC was provided office space by its founder President, CEO and majority shareholder at no cost on a month-to-month basis. During fiscal 2007 and 2006, the space was provided at no cost.

As described more fully in Notes 2 and 8 above, Stephen Brock has loaned PCMC money for its operations.  On September 28, 2007, Stephen Brock entered into an agreement with PCMC converting loans he had made to PCMC totaling $1,019,657 into 1,019,657 shares of PCMC common stock.

Loans as of September 28, 2007, consisted of the following:

Note payable to Stephen Brock, dated September 30, 2006, payable in monthly payments of $4,864 including interest at 12% due September 30, 2011	$186,131

Note payable to Stephen Brock, dated November 15, 2006, payable in monthly payments of $3,601 including interest at 12% due November 15, 2021	293,717

Advances to PCMC as of September 28, 2007	539,809

Total loans to PCMC	$1,019,657

During the year, PCMC accrued $15,000 per month (or an aggregate of $180,000) of compensation to Mr. Brock and issued him 1,750,000 shares of PCMC common stock valued at $192,500. No cash compensation was paid to Mr. Brock during fiscal 2007.

During fiscal 2007, PCMC made cash payments of $8,207 to its Chief Operating Officer and issued him 205,000 shares of PCMC common stock valued at $32,975. As of September 30, 2007, PCMC had accounts payable of $10,983 to this officer and he was due 190,000 shares of PCMC common stock valued at $29,735 pursuant to the agreement between him and PCMC.

During fiscal 2007, PCMC made cash payments of $124,500 to its Chief Legal and Financial Officer for services rendered to PCMC and PCMC’s client on its behalf and issued him 134,054 shares of PCMC common stock valued at $25,125. As of September 30, 2007, PCMC had accounts payable of $62,448 to this officer and he was due 193,776 shares of PCMC common stock valued at $29,535 pursuant to the agreements between him and PCMC.

NOTE 11 – EMPLOYMENT AGREEMENTS

On April 12, 2007, PCMC revised its written agreements with two of its consultants who serve as executive officers. The agreements provide for a minimum annual salary (adjustable upwards in some cases based on PCMC’s performance) to be paid in cash and stock. On May 3, 2007, PCMC and one of the executive officers amended the agreement between them to increase the cash compensation and provide for a client stock incentive due to increased responsibilities taken on by the executive as a result of the resignation of another executive (discussed below). At September 30, 2007, the minimum total future commitment due under both agreements and the amendment was cash compensation of $102,000, stock compensation of 180,000 registered shares, and signing bonuses of 50,000 registered shares. The executives are also entitled to receive restricted and registered shares of PCMC’s common stock based on certain milestones as provided in the agreements. Under the amendment, one of the executives is entitled to receive a client stock incentive consisting of 4% of PCMC’s marketable securities as of March 31, 2007, and, on the date that the following securities become quoted or listed for trading, 4% of PCMC’s non-marketable securities as of March 31, 2007 and 4% of the securities that PCMC receives from each client after March 31, 2007, provided that the executive is providing services to PCMC at the time of such quotation or listing. As of September 30, 2007, the shares had not been transferred to the officer. The value of the shares owed was $43,325. PCMC has reduced its marketable securities by this amount.

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

NOTE 12 – SUBSEQUENT EVENT

Subsequent to September 30, 2007, PCMC issued 50,000 shares valued at $3,500 for services to a third party.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the course of their audit of our financial statements, our auditors identified material adjustments in the area of valuation of non-marketable securities. The consolidated financial statements in this 10-KSB filing have been adjusted to include these changes. Management is working on plans to re-evaluate non-marketable security values at the inception of when the company receives them and at each subsequent balance sheet date. We believe these plans when finalized will enable us to avoid these types of adjustments in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Stephen Brock	51	President, CEO and Director
Trae O'Neil High	37	CLO, Treasurer and CFO
Kipley J. Lytel	43	Secretary, COO and Director

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

Trae O'Neil High, has served as our CLO since January 2006 and as our CFO since May 2007. Mr. High also serves as a sole practitioner in corporate securities and international tax law, and has done so since October 2003. From July 2001 to September 2003, Mr. High served as a Senior for Deloitte & Touche, LLP, International Tax Financial Services practice in New York City. From May 1998 to August 2000, Mr. High served as Tax Research Specialist for Excel Communications, Inc. From September 2000 to May 2001, Mr. High attended Georgetown University Law Center where he received an LL.M in taxation. Mr. High received a JD from Southern Methodist University School of Law, an MS in accounting from the University of Texas at Dallas and a BBA in finance from the University of Texas at Austin.

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

Global Advisor Board

Our board of directors established a global advisory board to provide advice and counsel to the board of directors on strategic planning, business model refinement, management best practices and other areas relating to our operation. The global advisory board focuses on strengthening our business model by making actionable recommendations that our management and its network of supporters can execute to create intrinsic value. Each member of the global advisory board receives 25,000 shares of our common stock per year and the chairman receives an additional 25,000 shares per year and $500 per month. The current members of the global advisory board are as follows:

Stephen A. Boyko, age 60, is Chairman and CEO of N2K Ecosystems, Inc. a provider of market-based solutions for green governance. Drawing upon his thirty years of business, investment, and financial experience, he founded the Entrepreneurial Exchange to create value for small-to-medium enterprises (SMEs) through proportionate governance and scalable sponsorship. Upon receiving his MBA, Mr. Boyko helped formulate securities regulatory policy for the NASD and thereafter spent a successful career in the securities industry as a registered principal. As an international consultant, he provided a practitioner's perspective for the privatization of the former Soviet Union in the areas of corporate governance and development of the Ukrainian Capital Market. He has taught finance and entrepreneurship at the American University's MBA program and serves on the Advisory Boards of Yorktown University.

Steve Chaussy, age 53, is a self-employed results-oriented financial professional with more than 25 years of progressive experience. He has a special emphasis in SEC reporting and compliance with developing and small publicly traded entities. Mr. Chaussy also has experience in structuring and sourcing corporate financing needs. He is effective in public, investor, regulatory and creditor interface, and is an accomplished leader with multi-location financial management. Mr. Chaussy is known as a team builder with expertise in high-paced, multi-task environments.

Gary N. Clark, age 61, has over 15 years of portfolio management and securities research experience at Clark Asset Management + Associates, Inc. and has held numerous teaching positions during that time. Prior to Clark Asset Management, Gary served in various capacities for numerous securities firms and as an independent contract analyst.

Legal Advisory Board

Our board of directors established a legal advisory board to provide advice and counsel to the board of directors on legal and regulatory compliance and other areas relating to our operations.  The guidance of the legal advisory board also allows us to better serve our clients in matters of regulatory compliance.  We have not determined the size of the legal advisory board or the amount or form of compensation its members will receive. The following person is chairman of the legal advisory board:

Peter Chepucavage, age 60, served as a member of our global advisory board from May 2005 to December 2006. Mr. Chepucavage works with Plexus Consulting Group as General Counsel and head of the broker/dealer and hedge fund regulatory compliance and expert witness section. He also worked as an attorney fellow in the SEC’s Market Regulation Division. During his four-year tenure with the SEC, he worked primarily in the business continuity and Reg SHO areas, and was involved in the drafting of Reg SHO and in numerous Reg M enforcement cases and securities futures. Prior to his work with the SEC, he served as an attorney with New York’s Fulbright and Jaworski, where his practice was devoted primarily to the representation of broker-dealers and investment advisers in both law and compliance including derivatives. Mr. Chepucavage’s previous appointments include serving as Managing Director, Chief Legal Officer and Assistant Corporate Secretary for Nomura Capital Services, Inc.; Managing Director, General Counsel and Corporate Secretary for Nomura Holding America, Inc.; and Assistant General Counsel for the NASD. He also served as an infantry officer in the U.S. Army from 1969 to 1971. He holds a JD from Catholic University, an LL.M from the George Washington University School of Law and a BS in economics and philosophy from Pennsylvania’s University of Scranton. He has written extensively about regulation and the effect of regulation on small business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. During our most recent fiscal year, the following persons did not fully comply with all Section 16(a) filing requirements:

•	Stephen Brock failed to file one Forms 4 covering one transaction and failed to timely file a Form 5 after our fiscal year end.
•	Joshua A. Gottesman failed to file four Forms 4 covering four transactions and failed to timely file a Form 5 after our fiscal year end.
•	C. Dennis Hensling failed to file nine Forms 4 covering nine transactions and failed to timely file a Form 5 after our fiscal year end.
•	Trae O'Neil High failed to file fourteen Forms 4 covering fourteen transactions and failed to timely file a Form 5 after our fiscal year end.
•	Kipley J. Lytel failed to file sixteen Forms 4 covering seventeen transactions and failed to timely file a Form 5 after our fiscal year end.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)		All Other Compensation ($)		Total ($)

Stephen Brock	2007	$180,000	$192,500	(4)	$50,083	(5)	$422,583
President and CEO	2006	$180,000	$-0-		$31,928	(5)	$211,928

Trae O'Neil High	2007	$145,000	$41,660	(6)	$44,089	(7)	$230,749
CLO, Treasurer and CFO	2006	$90,000	$26,900	(6)	$63,280	(7)	$180,180

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)	We accrue $15,000 of salary per month (or $180,000 per year) for Mr. Brock. We accrued $20,500 and $37,125 for Mr. High for 2007 and 2006, respectively.
(3)
Stock awards are valued at the closing price of our common stock on the Over the Counter Bulletin Board on the grant date. See “Notes to Consolidated Financial Statements, Note 1 - Summary of Accounting Policies” included in “Item 7. Financial Statements,” above.

(4)	We issued 1,750,000 shares of our common stock to Mr. Brock for services rendered as our President, CEO and a director.
(5)	Represents premiums for health, general liability, life and auto insurance and company provided automobile.
(6)
In 2007, we accrued $25,785 representing 168,776 shares of our common stock (ranging in prices from $0.42 to $0.07 per share) for Mr. High for services as our CLO and CFO and $3,750 representing 25,000 shares for a bonus for him entering into a consulting agreement with us. Also in 2007, we issued an aggregate of 75,000 shares of our common stock to Mr. High valued at $12,125 (ranging in prices from $0.065 to $0.210 per share) for completed management consulting services engagements. In 2006, Mr. High received stock awards valued at $23,400 ($5,200 of which was accrued) for his services as our CLO and $3,500 (all of which was accrued) for a completed management consulting services engagement.

(7)
For 2007, represents 4% of our marketable securities as of September 30, 2007 to be transferred to Mr. High for his client stock incentive under our agreement with him. See “Item 12. Certain Relationships and Related Transactions, and Director Independence”, below. For 2006, represents compensation to Mr. High in the form of $50,580 cash and 42,250 shares of our common stock valued at $12,700 (ranging in prices from $0.13 to $0.40 per share and $3,800 of which was accrued) for legal services that he provided directly to our clients under our management consulting and compliance services contracts with our clients.

Agreements with Named Executive Officers

We and Stephen Brock have orally agreed to compensation of $180,000 per year, which we accrue. Stephen Brock also participates in our health and life insurance plan.

We and Trae O'Neil High entered into a one-year agreement, effective January 2, 2007, pursuant to which Mr. High serves as our Chief Legal Officer and, effective May 3, 2007, as our Chief Financial Officer and Treasurer. The material terms of the agreement are discussed under the heading “Item 12. Certain Relationships and Related Transactions, and Director Independence”, below.

Compensation of Directors

There are currently no compensation arrangements in place for the members of the board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth information as of December 6, 2007, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount		Percent

Stephen Brock	18,946,307	(2)	67.3%

Kipley J. Lytel	523,023	(3)	1.9%

Trae O'Neil High	434,830	(4)	1.5%

All directors and Named Executive Officers as a group (3 people)	19,904,160		70.7%

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 28,149,316 shares of our common stock which were outstanding as of December 6, 2007.

(2)	Includes 18,096,307 shares owned by a family trust of which Mr. Brock is the trustee, and 850,000 shares owned directly by Mr. Brock.
(3)	Includes 190,000 shares of common stock owed to Mr. Lytel which had not been issued as of December 6, 2007.
(4)	Includes 193,776 shares of common stock owed to Mr. High which had not been issued as of December 6, 2007.

Equity Compensation Plans

Our Stock Award Plan – 2006 is intended to advance our best interests by providing stock-based compensation to our employees, directors, officers. Consultants or advisors may also participate in the plan only if they are natural persons, they provide bona fide services to us and the services provided are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities. Initially, there were 500,000 shares of our common stock available under the plan, which we registered with the SEC. Our board of directors, in its discretion, may increase the number of shares available under the plan.

We also have a number of individual compensation arrangements in the form of written compensation contracts as well as individual compensation arrangements that are not set forth in any formal document under which we issue restricted shares of our common stock.

We adopted all of our plans without the approval of our security holders.

Securities authorized for issuance under equity compensation plans as of our fiscal year ended September 30, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	-0-	N/A	516,386	(1)
Total	-0-	N/A	516,386	(1)

(1)
Includes 10,110 registered shares of common stock remaining available under our 2006 Stock Award Plan, 473,776 shares required to be registered under our individual compensation arrangements with people who are, or were, serving as officers and 32,500 restricted shares of common stock remaining available under other individual compensation arrangements.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Indebtedness

As of September 28, 2007, Stephen Brock, our President, CEO and a director, had advanced us $1,197,224 for fiscal 2007.

On November 15, 2006, we issued Stephen Brock, our President, CEO and a director, an unsecured, fifteen-year promissory note in the principal amount of $300,000 which bears interest at a rate of 12% per year. We were obligated to pay Mr. Brock one hundred eighty installments of $3,600 each on the fifteenth day of each month with the first such installment beginning on December 15, 2006 until the principal and interest were paid in full. Mr. Brock advanced us cash of $300,000 as consideration for the note.

On September 28, 2007, Stephen Brock converted $1,019,657 of debt into 1,019,657 restricted shares of our common stock. The debt, which consisted of various long-term loans and advances including the loans and advances discussed above that Mr. Brock had extended to us, was fully satisfied as a result of the conversion.

Consulting Agreements and Other Transactions

On April 12, 2007, Kipley J. Lytel and we entered into a one-year consulting agreement, effective January 2, 2007, pursuant to which Mr. Lytel will dedicate 3-4 hours per day as our COO, Secretary and a director. The agreement provides for a signing bonus of 25,000 registered shares of our common stock which were issued and valued at $0.15 per share (or $3,750), initial compensation of $2,000 per month, which will increase to $3,000 per month upon reaching certain milestones defined in the agreement, and an aggregate of 180,000 registered shares of our common stock which accrues monthly in equal amounts of 15,000 shares. In addition, Mr. Lytel will receive bonuses upon the accomplishment of any one of several milestones (as set forth in the agreement) payable in registered or restricted shares of our common stock. Mr. Lytel also works full-time as a Partner of Montecito Capital Management and uses his best efforts to balance his obligations to us and Montecito Capital.

On April 12, 2007, Trae O'Neil High and we entered into a one-year consulting agreement, effective January 2, 2007, pursuant to which Mr. High serves as our CLO. On May 3, 2007, Mr. High and we entered into an addendum to the consulting agreement pursuant to which Mr. High also serves as Treasurer and CFO. The consulting agreement, as amended, provides that Mr. High will devote at least 40 hours per week toward his duties to us. The agreement provides for a signing bonus of 25,000 registered shares of our common stock which were issued and valued at $0.15 per share (or $3,750), cash compensation of $180,000 payable in monthly installments of $15,000 per month, and an aggregate of 180,000 registered shares of our common stock which accrues monthly in equal amounts of 15,000 shares. In addition, Mr. High will receive bonuses upon the accomplishment of various milestones (as set forth in the agreement) payable in registered or restricted shares of our common stock and 4% of the securities of each client held by us on, or acquired by us after, March 31, 2007, and are, or become, marketable securities.

In addition to the consulting agreement, Mr. High and we have agreed in principle for Mr. High to provide legal services for our clients on behalf of us. Mr. High’s consulting agreement includes a right of first refusal on such engagements; provided that such right shall cease during any time that Mr. High is engaged to prepare a registration statement for five or more of our clients or to prepare periodic and other reports under the Exchange Act of 1934, as amended, for ten or more of our clients. During fiscal 2007, Mr. High did not invoice us for any cash or common stock compensation for these engagements.

We may terminate our agreements with Mr. Lytel or Mr. High at any time if the other party acts unlawfully, dishonestly, negligently, incompetently or in bad faith, is conviction of a felony; becomes permanently disabled or disabled for a period exceeding 90 consecutive days or 90 days calculated on a cumulative basis during the term of the agreement; breaches or defaults under any term of the agreement if such breach or default has not been remedied to our reasonable satisfaction within 14 days after written notice of the breach or default has been delivered by us; or at our will, upon 30 days written notice upon a decision by our CEO. Mr. Lytel and Mr. High may terminate their agreements at any time after the expiration of 120 days of the date on which there is a change of control or we have a successor (as described in the agreement); upon the default or breach of any term of the agreement by us if such breach or default has not been remedied or is not being remedied to their reasonable satisfaction within 14 days after written notice of the breach or default has been delivered to us; or at their will upon 30 days written notice to us.

On May 3, 2007, Joshua A Gottesman and we terminated the employment agreement between us pursuant to which Mr. Gottesman served as our CFO and Treasurer. Our understanding is that Mr. Gottesman has opened an accounting or CPA firm which requires more of his time and would have taken away from the time that he could spend on our business. Under the agreement, Mr. Gottesman received a bonus of 25,000 shares of our common stock valued at $0.15 per share (or an aggregate of $3,750) on the date of grant. Mr. Gottesman was entitled to receive $24,000 and an aggregate of 120,000 shares of our common stock as compensation. He was also entitled to six weeks of paid time off during the term of his agreement. In addition, Mr. Gottesman was entitled to receive bonuses upon the accomplishment of various milestones (as set forth in the agreement) payable in registered or restricted shares of our common stock. Mr. Gottesman was required to devote approximately four hours a day to us. During the time that Mr. Gottesman worked for us, he was also working full-time as a Principal of the accounting firm of Gregory E. Bruce, Chtd. and was using his best efforts to balance his obligations to us and the accounting firm. In addition, from time to time, we engaged Gregory E. Bruce, Chtd. to provide booking, accounting and pre-audit services to us for a fee of $4,750 per month and hourly billing for special projects. During fiscal 2007 and 2006, we paid and accrued an aggregate of approximately $36,500 and $5,208, respectively, to the accounting firm.

Item 13. Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)(2)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
3.4(2)	Amended Bylaws
10.1(3)	Consulting Agreement with Kipley J. Lytel, CFA, dated April 12, 2007, effective January 2, 2007
10.2(3)	Consulting Agreement with Trae O'Neil High, dated April 12, 2007, effective January 2, 2007
10.3(3)	Addendum to Consulting Agreement with Trae O'Neil High, dated May 3, 2007
10.4(4)	Employment Agreement with Joshua A. Gottesman, CPA, dated November 1, 2006
10.5(5)	Conversion Agreement with Stephen Brock, dated September 28, 2007
14(6)	Code of Ethics
21(6)	Subsidiaries of PCMC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein
(1)	Filed as Exhibits 3.1 and 3.2, respectively, to the registrant’s Form 10-SB filed with the SEC on November 19, 2002, and incorporated herein by reference.
(2)
Filed as Exhibits 3.1 (along with the Articles of Incorporation) and Exhibit 3.2, respectively, to the registrant’s Form 10-QSB filed with the SEC on May 18, 2005, and incorporated herein by reference.

(3)	Filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the registrant’s Form 8-K8 filed with the SEC on June 7, 2007, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 1, 2006, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on October 31, 2007, and incorporated herein by reference.
(6)	Filed as Exhibit 14 and Exhibit 21, respectively, to the registrant’s Form 10-KSB filed with the SEC on December 28, 2006, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by Malone & Bailey, PC during the fiscal years ended September 30, 2006 and 2007:
	2006	2007

Audit Fees	$71,050	$67,910
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: December 28, 2007	By:	/s/ Stephen Brock
Name: Stephen Brock
Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Brock	President, Chief Executive Officer and Director	December 28, 2007
Stephen Brock	(Principal Executive Officer)

/s/ Trae O'Neil High	Chief Financial Officer	December 28, 2007
Joshua A. Gottesman	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Kipley J. Lytel	Director	December 28, 2007
Kipley J. Lytel