Form 10QSB
period 2007-12-31
PUBLIC CO MANAGEMENT CORP
filed 2008-01-31
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(702) 222-9076
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

As of January 24, 2008, there were 28,251,816 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐No☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	December 31, 2007	September 30, 2007
CURRENT ASSETS
Cash	$15,701	$18,166
Accounts receivable, net	32,717	16,887
Marketable securities	1,057,532	981,987
Total current assets	1,105,950	1,017,040
Receivables under contract, net	4,500	16,500
Non-marketable securities	673,878	1,032,628
Furniture and equipment, net	34,704	39,412
TOTAL ASSETS	$1,819,032	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,570	$385,244
Accounts payable and accrued expenses to related parties	532,135	459,717
Current portion of installment notes payable	19,269	23,433
Bank line of credit	39,492	38,281
Advances from related party	54,384	-
Deferred revenues	674,967	1,099,967
Total current liabilities	1,636,817	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	6,290	9,367
TOTAL LIABILITIES	1,643,107	2,016,009

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 28,149,316 and 28,099,316 shares issued and outstanding, respectively	28,149	28,099
Paid-in-capital	3,865,534	3,862,083
Accumulated deficit	(3,717,758)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY	175,925	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,819,032	$2,105,580

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenue	$488,591	$381,582

General and administrative	289,518	347,718
Bad debt expense	5,387	6,428
Depreciation and amortization	4,708	8,980

Total operating expenses	299,613	363,126

Net income from operations	188,978	18,456

Other income (expense)
Interest expense	(3,213)	(12,544)
Interest income	1,687	645
Realized loss on sale of securities	(17,076)	(1,589)
Impairment of non-marketable securities	(296,042)	-
Unrealized gain (loss) on marketable securities	208,520	61,871

Total other expense	(106,124)	48,383

NET INCOME	$82,854	$66,839

Basic and diluted weighted average shares outstanding	28,140,077	23,780,324

Basic and diluted net income per share	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities Net income	$82,854	$66,839
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,708	8,980
Bad debt expense	5,387	6,428
Stock issued for services	3,500	22,850
Changes in assets and liabilities:
Marketable and non-marketable securities	283,205	(332,588)
Accounts and stock receivable	(9,217)	(59,571)
Accounts payable and accrued expenses	(68,674)	40,468
Accounts payable and accrued expenses to related parties	72,418	88,734
Deferred revenue	(425,000)	(16,320)
Net Cash Used in Operating Activities	(50,819)	(174,180)

Cash Flows From Financing Activities
Net change in bank line of credit	1,211	1,165
Payments on installment notes payable	(7,241)	(6,823)
Repayment of advances from related party	-	-
Advances from related party	58,134	349,699
Payments to related party	(3,750)	-
Net Cash Provided by Financing Activities	48,354	344,041

Net increase (decrease) in cash	(2,465)	169,861
Cash at beginning of period	18,166	11,043
Cash at end of period	$15,701	$180,904

Cash paid during the period for:
Interest	$3,212	$12,544
Income taxes	-	-

Supplemental non-cash disclosures:
Common stock issued for accrued share-based compensation	$-	$19,575
Common stock issued for accrued share-based compensation	-	27,100

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on December 28, 2007. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

During the three months ended December 31, 2007, PCMC issued 50,000 shares to a third party for services rendered. These shares were valued at their fair market value using quoted market prices on the date of grant of $0.07 per share, resulting in total share-based compensation expense of $3,500.

At December 31, 2007, PCMC had accrued a total of 626,276 shares valued at $82,620 for services to be paid in stock in the future, of which 598,776 shares valued at $80,440 were accrued to current and former executive officers of PCMC.

NOTE 3 - RELATED PARTY

During the three months ended December 31, 2007, the President and CEO made personal advances to PCMC of $58,134 for funding of operating activities for which no current period re-payments have been made.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007, PCMC issued 102,500 shares valued at $6,380 for current period services.

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

Historically, we have valued our shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties which occurred at our first revenue recognition milestone, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. We received 500,000 shares of our client’s issued and outstanding common stock as part of our compensation for management consulting services prior to the first milestone, but we have since increased our stock compensation to 1,250,000 shares. Also, the third-party sales prices and the length of time for a client to complete the process to become a public company and develop a market for its securities generally have increased in the last two years.

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

Marketing and Nevada Economic Development

Historically, we directed our marketing efforts to potential clients throughout the U.S. and in Canada. While we will continue to accept clients on a national and international basis, we believe that there are significant advantages to concentrating our marketing efforts in the State of Nevada. Further, we believe that supporting Nevada economic development based on the state’s unique capital markets and business regulatory climate will drive business directly to us as well as have long term benefits for the state.

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

We have significantly increased our public awareness in the State of Nevada. For example, in November 2007, we held our first Capital Markets Seminar. We are planning to hold our second Capital markets Seminar in February 2008 and every other month thereafter. We believe that increased public awareness of our educational materials, services and Nevada roots could bring new resources and create jobs in Nevada as well as assist in turning Nevada into a platform to develop capital markets for small business issuers.

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

We continue to use audit coordinators in our business model to assist our clients in preparing their financial statements in compliance with SEC regulations. In many cases, we mandate that our clients engage an audit coordinator as a condition to contracting with us. Initially, an audit coordinator will interview a client’s personnel, accounting systems and methodology, and financial records to determine their proficiency and level of adherence to accounting standards. If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function. Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process. Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC.

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

Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006.

Our revenue was $488,591 for the three months ended December 31, 2007, as compared to $381,582 for the three months ended December 31, 2006. During the three months ended December 31, 2007 and 2006, we generated most of our revenue from management consulting services. We accept restricted shares of common stock of our clients as the predominate portion of our fee for services. Historically, we have valued the shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. As a result, we are not recognizing revenue during the three months ended December 31, 2007 related to the shares of certain clients’ common stock which is the primary reason for our decrease in revenue.

General and administrative expense decreased $58,200, or 17%, to $289,518 for the three months ended December 31, 2007, as compared to general and administrative expense of $347,718 for the three months ended December 31, 2006. The decrease in general and administrative expense was primarily due to outside consulting fees.

Bad debt expense was $5,387 for the three months ended December 31, 2007, as compared to bad debt expense of $6,428 for the three months ended December 31, 2006.

Depreciation and amortization expense decreased $4,272, or 48%, to $4,708 for the three months ended December 31, 2007, as compared to depreciation and amortization expense of $8,980 for the three months ended December 31, 2006. The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated.

Total operating expenses decreased $63,513, or 17%, to $299,613 for the three months ended December 31, 2007, as compared to total operating expenses of $363,126 for the three months ended December 31, 2006. The decrease in total operating expenses was primarily due to the decrease in general and administrative expense discussed above.

Interest expense decreased $9,331, or 43%, to $3,213 for the three months ended December 31, 2007, as compared to interest expense of $12,544 for the three months ended December 31, 2006. We had a larger amount of liabilities on which we incurred interest during the three months ended December 31, 2007, which caused the increase in interest expense.

Interest income was $1,696 for the three months ended December 31, 2007, as compared to interest income of $645 for the three months ended December 31, 2006. The increase in interest income was due to an increase in our cash balances.

We had realized loss on sale of securities of $17,076 for the three months ended December 31, 2007, as compared to realized loss on sale of securities of $1,589 for the three months ended December 31, 2006. The change from realized gain to realized loss on sale of securities was due to transactions at a lower market value than book value of securities sold.

Unrealized gain on marketable securities of $208,520 for the three months ended December 31, 2007, as compared to unrealized gain on marketable securities of $61,871 for three months ended December 31, 2006. The increase in unrealized gain on marketable securities was primarily due to changes in the values of marketable securities.

Net income increased $16,015, or 24%, to $82,854 (and net income per share of $0.00) for the three months ended December 31, 2007, as compared to net income of $66,839 (and net income per share of $0.00) for the three months ended December 31, 2006. The increase in net income was primarily attributable to the decrease in general and administrative expense discussed above.

We had an accumulated deficit of $3,717,758 as of December 31, 2007.

Liquidity and Capital Resources

We had total current assets of $1,105,950 as of December 31, 2007, which consisted of cash of $15,701, net accounts receivable of $32,717 and marketable securities of $1,057,532.

We had total current liabilities of $1,636,817 as of December 31, 2007, which consisted of deferred revenues of $674,967, advances from related party of $54,384 that we received from Stephen Brock, our President and CEO, accounts payable and accrued expenses to related parties of $532,135, accounts payable and accrued expenses of $316,570, bank line of credit of $39,492 and current portion of installment notes payable of $19,269. Accounts payable and accrued expenses to related parties includes accrued cash compensation of $405,000 to Mr. Brock and cash and stock compensation of $46,695 and $80,440 to other executive officers.

We had negative working capital of $530,867 as of December 31, 2007. The ratio of current assets to current liabilities was 68% as of December 31, 2007.

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

The majority of our potential value is in the common stock we own of our clients. These shares are divided on our balance sheet into marketable securities (a current asset) and non-marketable securities. Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability. As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $674,967 as of December 31, 2007. As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-marketable securities, which balance was $1,057,532 as of December 31, 2007, would become marketable securities. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

During the three months ended December 31, 2007, we had a net decrease in cash of $2,465; consisting of $48,354 provided by financing activities which was offset by $50,819 used in operating activities. We did not have any cash flows from investing activities during the three months ended December 31, 2007.

Net cash used in operating activities was $50,819  for fiscal 2007, consisting of net profit of $82,854 adjusted by non-cash expenses for depreciation and amortization of $4,708, bad debt expense of $5,387 and shares issued for services of $3,500, an increase in marketable and non marketable securities of $283,205 and a increases in accounts payable and accrued expenses to related parties of $72,418 offset by a decrease in deferred revenue of $425,000, a decrease in accounts and stock receivable of $9,217 and a decrease in accounts payable and accrued expenses to outside parties of $68,674.

Net cash provided by financing activities was $48,354 for fiscal 2007, consisting of proceeds from related party advances of $58,134 by Stephen Brock, our President, CEO, majority shareholder and a director, a net change in our bank line of credit of $1,211, payments to a related party of $3,750 and payments on installment notes payable of $7,241.

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

During the three months ended December 31, 2007, Stephen Brock provided us with $58,134 of funding for our operations. Further, we may seek a greater line of credit or private equity capital to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares of their common stock.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had deferred revenues of $674,967, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Valuation of non-marketable securities. Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value. Non-marketable securities are reflected on our balance sheet at historical cost. As our clients become fully reporting, publicly traded companies and there is evidence of a market in those securities to sustain sales of the shares that we hold, non-marketable securities would become marketable securities which are carried at their fair value based upon quoted market prices of those securities at each period-end. During the three months ended December 31, 2007, one of our clients became a fully reporting, publicly traded company resulting in non-marketable securities valued at $673,878, as of December 31, 2007.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our auditors identified material adjustments in the areas of valuation of marketable securities.

Changes in Internal Control over Financial Reporting

There were positive changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At our most recent fiscal year end, we had material weaknesses in our internal control over financial reporting related to the valuation on non-marketable securities which no longer persist. During the period covered by this report we began to evaluate non-marketable security values at the inception of when we receive them based on factors such as the number and timing of shares a client has sold compared to the number of shares we own to determine if a third-party sales price is representative of the fair value of our shares. When the clients’ third party stock sales are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We also re-evaluate non-marketable security values at each subsequent balance sheet date.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the quarterly period ended December 31, 2007.

Name	Shares of Common Stock(1)	Consideration	Value	Date(2)

Robert Beers	7,500	NEDAB services rendered	$597	(3)
Dan Burdish	7,500	NEDAB services rendered	$597	(3)
Tim Carlson	5,000	NEDAB services rendered	$387	(4)
Paul Henderson	7,500	NEDAB services rendered	$597	(3)
John Vise	50,000	Consulting services rendered	$3,500	10/18/07
Trae O'Neil High	25,000	CLO bonus for services rendered	$1,250	12/06/07
Kipley J. Lytel	50,000	COO bonuses for services rendered	$2,950	(5)

(1)	As of December 31, 2007, an aggregate of 102,500 of the shares had not been issued and an aggregate expense of $6,378 had been accrued.
(2)	Represents the date used to value the common stock.
(3)	On October 31, 2007, November 30, 2007 and December 31, 2007, 2,500 shares were earned and valued as of each of such dates.
(4)	On October 31, 2007 and November 30, 2007, 2,500 shares were earned and valued as of each of such dates.
(5)	On November 12, 2007 and December 06, 2007, 25,000 shares were earned and valued as of each of such dates.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 5. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 6, 2008, Kipley J. Lytel tendered his resignation as a director and as our Secretary and Chief Operating Officer, which resignations were accepted by our remaining directors.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: January 31, 2007	By: /s/ Stephen Brock
Name: Stephen Brock
Title: Chief Executive Officer

Date: January 31, 2007	By: /s/ Trae O'Neil High
Name: Trae O'Neil High
Title: Chief Financial Officer