Form 10QSB/A
period 2007-12-31
PUBLIC CO MANAGEMENT CORP
filed 2008-05-05
CIK 1141964

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☒

As of January 24, 2008, there were 28,251,816 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC") is amending its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 (the "Quarterly Report") which was originally filed with the Securities and Exchange Commission on January 31, 2008, to correct certain period ended dates in PCMC’s disclosures and to include an explanation for impairment of non-marketable securities. Changes have been made to “Item 2. Management Discussion and Analysis” under the headings “Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006,” “Liquidity and Capital Resources,” and “Critical Accounting Policies. Valuation of non-marketable securities”. Also, the signatures on the quarterly report and the certifications did not reflect the proper year in which the signatures were provided.

Although this Form 10-QSB/A contains all of the items required to be included in a Quarterly Report on Form 10-QSB, no other information in the original filing is amended hereby. The items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from PCMC’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the date of the original filing, and PCMC has not updated the disclosures contained herein to reflect events that occurred at a later date unless otherwise noted.

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management's Discussion and Analysis.	5

Item 3. Controls and Procedures.	15

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2007	2007
ASSETS

CURRENT ASSETS
Cash	$15,701	$18,166
Accounts receivable, net	32,717	16,887
Marketable securities	1,057,532	981,987
Total current assets	1,105,950	1,017,040
Receivables under contract, net	4,500	16,500
Non-marketable securities	673,878	1,032,628
Furniture and equipment, net	34,704	39,412
TOTAL ASSETS	$1,819,032	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,570	$385,244
Accounts payable and accrued expenses to related parties	532,135	459,717
Current portion of installment notes payable	19,269	23,433
Bank line of credit	39,492	38,281
Advances from related party	54,384	-
Deferred revenues	674,967	1,099,967
Total current liabilities	1,636,817	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	6,290	9,367
TOTAL LIABILITIES	1,643,107	2,016,009

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 28,149,316 and 28,099,316 shares issued and outstanding, respectively	28,149	28,099
Paid-in-capital	3,865,534	3,862,083
Accumulated deficit	(3,717,758)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY	175,925	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,819,032	$2,105,580

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

We had impairment of non-marketable securities of $296,042 for the three months ended December 31, 2007. We did not have impairment of non-marketable securities for the three months ended December 31, 2006. During the three months ended December 31, 2007, the common stock of one of our clients became publicly traded with low volume and, as of December 31, 2007, a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share when we are able to sell our shares. As a result of these factors, we continue to classify the shares as non-marketable securities, and we impaired them.

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

Net cash used in operating activities was $50,819  for the three months ended December 31, 2007, consisting of net income of $82,854 adjusted by non-cash expenses for depreciation and amortization of $4,708, bad debt expense of $5,387 and shares issued for services of $3,500, an decrease in marketable and non marketable securities of $283,205 and an increases in accounts payable and accrued expenses to related parties of $72,418 offset by a decrease in deferred revenue of $425,000, an increase in accounts and stock receivable of $9,217 and a decrease in accounts payable and accrued expenses to outside parties of $68,674.

Net cash provided by financing activities was $48,354 for the three months ended December 31, 2007, consisting of proceeds from related party advances of $58,134 by Stephen Brock, our President, CEO, majority shareholder and a director, a net change in our bank line of credit of $1,211, payments to a related party of $3,750 and payments on installment notes payable of $7,241.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

	By:	/s/ Stephen Brock
Date: May 5, 2008		Name: Stephen Brock Title: Chief Executive Officer

	By:	/s/ Trae O'Neil High
Date: May 5, 2008		Name: Trae O'Neil High Title: Chief Financial Officer