Form 10QSB
period 2008-03-31
PUBLIC CO MANAGEMENT CORP
filed 2008-05-05
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes [ ] No [X]

As of March 31, 2008, there were 28,251,816 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes [  ] No [X]

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$22,100	$18,166
Accounts receivable, net	-	16,887
Marketable securities	840,603	981,987
Total current assets	862,703	1,017,040

Receivables under contract, net	27,094	16,500
Non-marketable securities	527,328	1,032,628
Furniture and equipment, net	31,089	39,412
TOTAL ASSETS	$1,448,214	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$371,168	$385,244
Accounts payable and accrued expenses to related parties	601,738	459,717
Current portion of installment notes payable	15,151	23,433
Bank line of credit	39,353	38,281
Advances from related party	144,494	-
Deferred revenues	722,050	1,099,967
Total current liabilities	1,893,954	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	3,115	9,367

TOTAL LIABILITIES	1,897,069	2,016,009

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares authorized 28,251,816 and 28,099,316 shares issued and outstanding, respectively	28,252	28,099
Paid-in-capital	3,871,810	3,862,083
Accumulated deficit	(4,348,918)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(448,856)	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,448,213	$2,105,580

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	$122,231	$597,749	$610,822	$979,331

General and administrative	351,556	689,333	641,074	1,037,051
Bad debt expense	134,323	13,058	139,710	19,486
Depreciation and amortization	4,369	9,413	9,077	18,393

Total operating expenses	490,248	711,804	789,861	1,074,930

Net loss from operations	(368,017)	(114,055)	(179,041)	(95,599)

Other income (expense)
Interest expense	(4,475)	(17,528)	(7,688)	(30,072)
Interest income	537	325	2,224	970
Realized gain (loss) on sale of securities	23,181	(8,807)	6,105	(10,396)
Impairment of non-marketable securities	(146,958)	-	(443,000)	-
Unrealized gain (loss) on marketable securities	(135,427)	(363,688)	73,093	(301,817)

Total other expenses	(263,142)	(389,698)	(369,266)	(341,315)

NET LOSS	$(631,159)	$(503,753)	$(548,305)	$(436,914)

Basic and diluted weighted average shares outstanding	28,435,156	24,128,432	28,384,367	23,952,465

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net loss	$(548,305)	$(436,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,077	18,393
Bad debt expense	139,710	19,486
Impairment of non-marketable securities	443,000	-
Stock issued for services	9,880	222,675
Changes in assets and liabilities:
Marketable and non-marketable securities	203,684	(2,026,110)
Accounts and stock receivable	(133,417)	(64,779)
Accounts payable and accrued expenses	(14,077)	185,536
Accounts payable and accrued expenses to related parties	142,021	159,113
Deferred revenue	(377,917)	1,519,480

Net Cash Used in Operating Activities	(126,344)	(403,120)

Cash Flows Used in Investing Activities
Purchase of fixed assets	(754)	(5,194)

Cash Flows From Financing Activities
Net payments on bank line of credit	1,072	(253)
Payments on installment notes payable	(14,534)	(13,810)
Advances from related party	144,493	427,598

Net Cash Provided by Financing Activities	131,032	413,535

Net increase in cash	3,934	5,221

Cash at beginning of period	18,166	11,043

Cash at end of period	$22,100	$16,264

Cash paid during the period for:
Interest	$7,688	$30,072
Income taxes	-	-

Supplemental non-cash disclosures:
Common stock issued for accrued share-based compensation	$-	$55,925

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB filed with the SEC on September 30, 2007. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

During the six months ended March 31, 2008, PCMC issued 77,500 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $4,200 and 75,000 shares to current and former executive officers of PCMC for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $5,680.

At March 31, 2008, PCMC had accrued a total of 573,776 shares valued at $82,265 for services to be paid in stock in the future, of which 568,776 shares valued at $81,715 were accrued to current and former executive officers of PCMC.

NOTE 3 - RELATED PARTY

During the six months ended March 31, 2008, the President and CEO made personal advances to PCMC of $144,494 for funding of operating activities for which no current period re-payments have been made.

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

We help companies to understand and prepare to meet the obligations incumbent upon public reporting companies, to access the public capital markets primarily through the companies’ self underwriting or direct public offerings of their securities. We also guide and assist them in maintaining their periodic reporting compliance process. We offer our services under the trademarks Pubco WhitePapers™, GoPublicToday™ and Public Company Management Services™ (“PCMS”). We focus on the small business market which we believe is underserved by larger management consulting services firms. As a smaller reporting company with our common stock quoted and traded on the over-the-counter Bulletin Board (or OTCBB) under the symbol “PCMC”, we strive to lead by example.

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

We require potential clients to show that they have at least $1 million in current annual revenue and high double digit sales growth before we will enter an engagement with them. Also, we encourage clients to change their state of incorporation to Nevada if they are organized in another state or a foreign country.

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

Management Consulting Services. We provide management consulting services to small businesses. We provide these services under our PCMC Roadmap™ (the “PCMC Roadmap”) to clients seeking to become fully reporting, publicly traded companies. Rather than charging these clients cash at a fair market rate of $425 per hour, we offer them contracts with a fee structure consisting of a mix of stock and cash. Under this structure, we currently receive 1.25 million shares of common stock of the client which are nonrefundable plus $85,000 for management consulting services and, as discussed below, $48,000 for compliance services.

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

During the audit of fiscal 2007 we considered whether, in light of the changes in our business (discussed in the paragraph above), the clients’ sales of shares at the first milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these is available, the stock is recorded at $-0-. We determined that the fair value of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. Accordingly, we recorded impairment of $2,723,480 related to these securities for fiscal 2007. These clients are still actively engaged in the process of becoming public companies and have sold shares to unrelated third parties at prices ranging from $0.50 per share to $4.00 per share in relatively small offerings; therefore, the shares are recorded at $-0- on our balance sheet. We will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares we receive for services or such time as we have a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.  Until such time as a client’s stock sales are high enough, or we obtain third-party valuations or develop a method of valuing new client shares based on our selling history, we initially will record only the cash portion of our client engagements, which will have a material adverse effect on our financial condition and result of operations until such time as we can sell the stock portion and record gains on the sale.

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

We have significantly increased our public awareness in the State of Nevada. For example, in November 2007, we held our first Capital Markets Seminar, and another one in February 2008. We believe that increased public awareness of our educational materials, services and Nevada roots could bring new resources and create jobs in Nevada as well as assist in turning Nevada into a platform to develop capital markets for small business issuers.

Our President, CEO and majority shareholder is a Nevada resident. He has a network of business contacts who assist us in creating our public awareness in Nevada and assist us in the development of Nevada companies.

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

We have established relationships with state and federal banks for them to offer our qualified clients loans up to $250,000. The funds would be used to pay our management consulting and compliance services fees and other expenses related to the client becoming a fully reporting, publicly traded company and entering the capital markets. Some of these banks may also provide 48-hour approval on small loans and increased borrowing for equipment, acquisitions, commercial real estate and other capital expenditures.

While this type of financing traditionally has been applied to property purchases, such as vehicles, equipment and real estate, it may work when applied creatively to the services industry.

Client Progress Reports or Requests for Payment

We explored ways to convey to each of our preexisting and new clients the value of the management consulting services that we provide to them in terms of estimated hours at our hourly rates throughout the entire process for them to become fully reporting, publicly traded companies. We developed a list of tasks that reflect the activities that we typically perform during an engagement for each milestone on which we generate revenue from management consulting services. As discussed in more detail below, we reviewed each client engagement to determine what we would have charged (in the case of performing clients) or what we may seek to recover (for slow performing or inactive clients) for our services on an hourly basis. We decided to present this information in the form of a progress report for a performing client and a request for payment for a slow-performing or inactive client.

We reviewed our client contracts (some of which we had entered into as far back as 2004) to assess the value of management consulting services that we have provided on each engagement in terms of estimated hours at our hourly rates. The review consisted of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we documented the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. We initially based our estimates on a study that we conducted several years ago to assess the number of hours that it took to complete each milestone; however, in most cases, we determined that it was necessary to adjust that estimate upwards due to specifically identified delays related to a particular engagement and general changes in the statutory, regulatory and accounting environment that have occurred since the date of our study. As a result, we determined that it takes approximately 1,600 hours, rather than 1,100 hours to complete a management consulting services engagement.

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

Technology

We are leading by example and pioneering the use of technology to manage our decentralized, virtual operational infrastructure under a program that we call Always-On Management™. The program addresses the challenges of using technology to manage a geographically disbursed team.  While many of these technologies have been available for several years, the management practices around their use are typically not mature in small businesses like us outside of the technology industry. We believe that our use of these technologies allows us to better serve our clients and improve operational efficiency and potential profitability. We hope that our efforts will create publicity for us and provide additional management consulting services opportunities for us.

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

Results of Operations for the Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007.

Our revenue was $610,822 for the six months ended March 31, 2008, as compared to $979,331 for the six months ended March 31, 2007. During the six months ended March 31, 2008 and 2007, we generated most of our revenue from management consulting services and compliance services. We accept restricted shares of common stock of our clients as the predominate portion of our fee for services. Historically, we have valued the shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. As a result, we are not recognizing revenue from management consulting services during the six months ended March 31, 2008 related to the shares of certain clients’ common stock which is the primary reason for our decrease in revenue.

General and administrative expense decreased $395,977 or 38%, to $641,074 for the six months ended March 31, 2008, as compared to general and administrative expense of $1,037,051 for the six months ended March 31, 2007. The decrease in general and administrative expense was primarily due to decreases in accounting and legal fees, stock compensation issued to executive officers and consultants, and advertising costs.

Bad debt expense was $139,710 for the six months ended March 31, 2008, as compared to bad debt expense of $13,058 for the six months ended March 31, 2007. The increase in bad debt expense was primarily due to amounts written off for nonpayment related to the compliance services portion of two client contracts.

Depreciation and amortization expense decreased $9,316, or 51%, to $9,077 for the six months ended March 31, 2008, as compared to depreciation and amortization expense of $18,393 for the six months ended March 31, 2007. The decrease in depreciation and amortization was primarily a result of having certain equipment become fully depreciated.

Total operating expenses decreased $285,069, or 27%, to $789,861 for the six months ended March 31, 2008, as compared to total operating expenses of $1,074,930 for the six months ended March 31, 2007. The decrease in total operating expenses was primarily due to the decrease in general and administrative expense discussed above.

Interest expense decreased $22,384, or 74%, to $7,688 for the six months ended March 31, 2008, as compared to interest expense of $30,072 for the six months ended March 31, 2007. The decrease in interest expense was primarily due to a decrease in the amount of debt we owed to Stephen Brock, our President, CEO, majority shareholder and a director. On September 28, 2007, Mr. Brock converted $1,019,657 of debt at $1.00 per share into 1,019,657 restricted shares of our common stock.

Interest income was $2,224 for the six months ended March 31, 2008, as compared to interest income of $970 for the six months ended March 31, 2007. The increase in interest income was due to an increase in our cash balances.

We had realized gain on sale of securities of $6,105 for the six months ended March 31, 2008, as compared to realized loss on sale of securities of $10,396 for the six months ended March 31, 2007. The change from realized loss to realized gain on sale of securities was due to transactions at a higher market value than book value of securities sold.

We had impairment of non-marketable securities of $443,000 for the six months ended March 31, 2008. We did not have impairment of non-marketable securities for the six months ended March 31, 2007. During the six months ended March 31, 2008, the common stock of one of our clients became publicly traded with low volume and, as of March 31, 2008, a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share when we are able to sell our shares. As a result of these factors, we continue to classify the shares as non-marketable securities, and we impaired them.

Unrealized gain on marketable securities of $73,093 for the six months ended March 31, 2008, as compared to unrealized loss on marketable securities of $301,817 for six months ended March 31, 2007. The change from unrealized loss to unrealized gain on marketable securities was primarily due to changes in the values of marketable securities.

Net loss increased $111,391, or 25%, to $548,305 (and net loss per share of $0.02) for the six months ended March 31, 2008, as compared to net loss of $436,914 (and net loss per share of $0.02) for the six months ended March 31, 2007. The increase in net loss was primarily attributable to the decrease in revenue and the increases in bad debt expense and impairment of non-marketable securities discussed above.

We had an accumulated deficit of $4,348,918 as of March 31, 2008.

Liquidity and Capital Resources

We had total current assets of $862,703 as of March 31, 2008, which consisted of cash of $22,100 and marketable securities of $840,603.

We had total current liabilities of $1,893,954 as of March 31, 2008, which consisted of deferred revenues of $722,050, accounts payable and accrued expenses to related parties of $601,738, accounts payable and accrued expenses of $371,168, advances from related party of $144,494 that we received from Stephen Brock, our President and CEO, bank line of credit of $39,353 and current portion of installment notes payable of $15,151. Accounts payable and accrued expenses to related parties includes accrued cash compensation of $450,000 to Mr. Brock and cash and stock compensation of $81,715 and $70,023 to other current and former executive officers.

We had negative working capital of $1,031,251 as of March 31, 2008. The ratio of current assets to current liabilities was 46% as of March 31, 2008.

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

The majority of our potential value is in the common stock we own of our clients. These shares are divided on our balance sheet into marketable securities (a current asset) and non-marketable securities. Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability. As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $722,050 as of March 31, 2008. As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-marketable securities, which balance was $527,328 as of March 31, 2008, would become marketable securities. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

During the six months ended March 31, 2008, we had a net increase in cash of $3,934; consisting of $131,032 provided by financing activities which was offset by $126,344 used in operating activities and $754 used in investing activities.

Net cash used in operating activities was $126,344 for the six months ended March 31, 2008, consisting of net loss of $548,305 adjusted by non-cash expenses for depreciation and amortization of $9,077, bad debt expense of $134,323, impairment of non-marketable securities of $443,000 and stock issued for services of $9,880, a decrease in marketable and non-marketable securities of $203,684 and a increases in accounts payable and accrued expenses to related parties of $142,021 which were offset by a decrease in deferred revenue of $377,917, an increase in accounts and stock receivable of $133,417 and a decrease in accounts payable and accrued expenses to outside parties of $14,077.

Net cash used in investing activities was $754 for the six months ended March 31, 2008, due to the purchase of computer equipment.

Net cash provided by financing activities was $131,032 for the six months ended March 31, 2008, consisting of advances from related party of $144,494 by Stephen Brock, our President, CEO, majority shareholder and a director, and a net change in our bank line of credit of $1,072 which were offset by payments on installment notes payable of $14,534.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us for operations. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months. In addition, we increased our efforts to collect cash payments owed to us from clients who breached our agreements. We plan to continue these efforts during the next twelve months. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

During the six months ended March 31, 2008, Stephen Brock provided us with $144,494 of funding for our operations. Further, we may seek a greater line of credit or private equity capital to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares of their common stock.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had deferred revenues of $722,050, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our auditors identified material adjustments in the areas of valuation of marketable securities. The consolidated financial statements in this report have been adjusted to include these changes. Management is working on plans to better evaluate marketable security values at each balance sheet date. We believe these plans when finalized will enable us to avoid these types of adjustments in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the quarterly period ended March 31, 2008.

Name	Shares of Common Stock(1)	Consideration	Value	Date(2)

Tim Carlson	1,250	NEDAB services rendered	$ 150	01/02/2008
Paul Henderson	3,750	NEDAB services rendered	$ 400	(3)

(1)	As of March 31, 2007, all of the shares had not been issued and an aggregate expense of $550 had been accrued.
(2)	Represents the date used to value the common stock.
(3)	On January 31, 2008 and February 15, 2008, 2,500 shares and 1,250 shares, respectively, were earned and valued as of each of such dates.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: May 5, 2008	By: /s/ Stephen Brock Name: Stephen Brock Title: Chief Executive Officer

Date: May 5, 2008	By: /s/ Trae O'Neil High Name: Trae O'Neil High Title: Chief Financial Officer