Form 10QSB
period 2008-06-30
PUBLIC CO MANAGEMENT CORP
filed 2008-08-05
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 28,276,816 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$7,036	$18,166
Accounts receivable, net	16,842	16,887
Marketable securities	573,959	981,987
Total current assets	597,837	1,017,040

Receivables under contract, net	4,500	16,500
Non-marketable securities	527,328	1,032,628
Furniture and equipment, net	29,874	39,412
TOTAL ASSETS	$1,159,539	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$313,880	$385,244
Accounts payable and accrued expenses to related parties	656,907	459,717
Current portion of installment notes payable	12,169	23,433
Bank line of credit	38,579	38,281
Advances from related party	124,373	-
Deferred revenues	659,550	1,099,967
Total current liabilities	1,805,458	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	-	9,367

TOTAL LIABILITIES	1,805,458	2,016,009

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares authorized 28,276,816 and 28,099,316 shares issued and outstanding, respectively	28,277	28,099
Paid-in-capital	3,872,810	3,862,083
Accumulated deficit	(4,547,006)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(645,919)	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,159,539	$2,105,580

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$108,428	$1,513	$719,250	$980,845

General and administrative	270,182	608,570	911,256	1,645,625
Bad debt expense	7,647	-	147,357	19,486
Depreciation and amortization	4,238	7,062	13,315	25,455

Total operating expenses	282,065	615,632	1,071,928	1,690,566

Net loss from operations	(173,637)	(614,119)	(352,678)	(709,721)

Other income and (expense)
Interest expense	(1,800)	(18,761)	(9,488)	(48,833)
Interest income	10	7	2,234	980
Realized (loss) gain on sale of securities	69,632	(16,627)	75,737	(27,023)
Impairment of non-marketable securities	-	-	(443,000)	-
Unrealized gain (loss) on marketable securities	(92,293)	3,409	(19,200)	(298,408)

Total other expenses	(24,451)	(31,972)	(393,717)	(373,284)

NET LOSS	$(198,088)	$(646,091)	$(746,395)	$(1,083,005)

Weighted average shares outstanding	28,455,211	25,396,103	28,407,896	24,346,275

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows Used in Operating Activities
Net loss	$(746,395)	$(1,083,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,315	25,455
Bad debt expense	147,357	19,486
Impairment of non-marketable securities Stock issued for services	443,000 10,905	- 433,775
Changes in assets and liabilities:
Marketable and non-marketable securities	470,327	(1,941,866)
Accounts and stock receivable	(135,342)	(61,036)
Accounts payable and accrued expenses	(71,364)	170,009
Accounts payable and accrued expenses to related parties	197,190	240,195
Deferred revenue	(440,417)	1,579,480

Net Cash Used in Operating Activities	(111,393)	(617,507)

Cash Flows Used in Investing Activities
Purchase of fixed assets	(3,777)	(5,194)

Cash Flows Provided by Financing Activities
Net payments on bank line of credit	298	(860)
Payments on installment notes payable	(20,631)	(20,732)
Advances from related party	124,373	648,312

Net Cash Provided by Financing Activities	104,040	626,720

Net increase (decrease) in cash	(11,130)	4,019

Cash at beginning of period	18,166	11,043

Cash at end of period	$7,036	$15,062

Cash paid during the period for:
Interest	$9,488	$48,833
Income taxes	-	-

Supplemental non-cash disclosures:
Common stock issued for accrued share-based compensation	$-	$55,925

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

NOTE 2 - COMMON STOCK

During the nine months ended June 30, 2008, PCMC issued 102,500 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $5,225 and 75,000 shares to current and former executive officers of PCMC for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $5,680.

At June 30, 2008, PCMC had accrued a total of 573,776 shares valued at $82,265 for services to be paid in stock in the future, of which 568,776 shares valued at $81,715 were accrued to current and former executive officers of PCMC.

NOTE 3 - RELATED PARTY

During the nine months ended June 30, 2008, the President and CEO made personal advances to PCMC of $124,373 for funding of operating activities for which no current period re-payments have been made.

NOTE 4 - SUBSEQUENT EVENT

On July 22, 2008, we sold 1,000,000 shares of our common stock for $500,000 (or $0.50 per share) to immediate family members of one of our executive officers. As of the filing of this report, we have received $250,000 of the proceeds and are expected to receive the remaining proceeds within the next few weeks.

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

During the audit of fiscal 2007 we considered whether, in light of the changes in our business (discussed in the paragraph above), the clients’ sales of shares at the first milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these is available, the stock is recorded at $-0-. We determined that the fair value of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. Accordingly, we recorded impairment of $2,723,480 related to these securities for fiscal 2007. Some of these clients are still actively engaged in the process of becoming public companies and have sold shares to unrelated third parties at prices ranging from $0.50 per share to $4.00 per share in relatively small offerings; therefore, the shares are recorded at $-0- on our balance sheet. We will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares we receive for services or such time as we have a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.  Until such time as a client’s stock sales are high enough, or we obtain third-party valuations or develop a method of valuing new client shares based on our selling history, we initially will record only the cash portion of our client engagements, which will have a material adverse effect on our financial condition and result of operations until such time as we can sell the stock portion and record gains on the sale.

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

We have established relationships with state and federal banks for them to offer our qualified clients loans up to $250,000. The funds would be used to pay our management consulting and compliance services and entering the capital markets. Some of these banks may also provide 48-hour approval on small loans and increased borrowing for equipment, acquisitions, commercial real estate and other capital expenditures.

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

We reviewed our client contracts (some of which we had entered into as far back as 2004) to assess the value of management consulting services that we have provided on each engagement in terms of estimated hours at our hourly rates. The review consisted of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we documented the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. We initially based our estimates on a study that we conducted several years ago to assess the number of hours that it took to complete each milestone; however, in most cases, we determined that it was necessary to adjust that estimate upwards due to specific identified delays related to a particular engagement and general changes in the statutory, regulatory and accounting environment that have occurred since the date of our study. As a result, we determined that it takes approximately 1,600 hours, rather than 1,100 hours to complete a management consulting services engagement.

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

Results of Operations for the Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

Our revenue was $719,250 for the nine months ended June 30, 2008, as compared to $980,845 for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 and 2007, we generated most of our revenue from management consulting and regulatory compliance services. We accept restricted shares of common stock of our clients as the predominate portion of our fee for services. Historically, we have valued the shares at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”. During the audit of fiscal 2007, we considered whether, in light of the changes in our business (discussed above under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”), the clients’ sales of shares at the first revenue recognition milestone was high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares. When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity. When neither of these are available, the stock is recorded at $-0-. We determined that the fair values of an aggregate of 5,500,000 shares of non-marketable securities of various clients were not supportable based on the third-party sales price because the number of shares we owned was significantly greater than the number of shares sold at that time. As a result, we are not recognizing revenue from management consulting services during the nine months ended June 30, 2008 related to the shares of certain clients’ common stock which is the primary reason for our decrease in revenue.

General and administrative expense decreased $734,369 or 45%, to $911,256 for the nine months ended June 30, 2008, as compared to general and administrative expense of $1,645,625 for the nine months ended June 30, 2007. The decrease in general and administrative expense was primarily due to decreases in accounting and legal fees, stock compensation issued to executive officers and consultants, and advertising costs.

Bad debt expense was $147,357 for the nine months ended June 30, 2008, as compared to bad debt expense of $19,486 for the nine months ended June 30, 2007. The increase in bad debt expense was primarily due to amounts written off for nonpayment of finance and intranet charges owed to us and the compliance services portion of two client contracts.

Depreciation and amortization expense decreased $12,140, or 48%, to $13,315 for the nine months ended June 30, 2008, as compared to depreciation and amortization expense of $25,455 for the nine months ended June 30, 2007. The decrease in depreciation and amortization was primarily a result of having certain equipment become fully depreciated.

Total operating expenses decreased $618,638, or 37%, to $1,071,928 for the nine months ended June 30, 2008, as compared to total operating expenses of $1,690,566 for the nine months ended June 30, 2007. The decrease in total operating expenses was primarily due to the decrease in general and administrative expense discussed above.

Interest expense decreased $39,345, or 81%, to $9,488 for the nine months ended June 30, 2008, as compared to interest expense of $48,833 for the nine months ended June 30, 2007. The decrease in interest expense was primarily due to a decrease in the amount of debt we owed to Stephen Brock, our President, CEO, majority shareholder and a director. On September 28, 2007, Mr. Brock converted $1,019,657 of debt at $1.00 per share into 1,019,657 restricted shares of our common stock.

Interest income was $2,234 for the nine months ended June 30, 2008, as compared to interest income of $980 for the nine months ended June 30, 2007. The increase in interest income was due to an increase in our cash balances.

We had realized gain on sale of securities of $75,737 for the nine months ended June 30, 2008, as compared to realized loss on sale of securities of $27,023 for the nine months ended June 30, 2007. The change from realized loss to realized gain on sale of securities was due to transactions at a higher market value than book value of securities sold.

We had impairment of non-marketable securities of $443,000 for the nine months ended June 30, 2008. We did not have impairment of non-marketable securities for the nine months ended June 30, 2007. During the nine months ended June 30, 2008, the common stock of one of our clients became publicly traded with low volume and, as of June 30, 2008, had a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share when we are able to sell our shares. As a result of these factors, we continue to classify the shares as non-marketable securities, and we impaired them.

Unrealized loss on marketable securities of $19,200 for the nine months ended June 30, 2008, as compared to unrealized loss on marketable securities of $298,408 for nine months ended June 30, 2007. The decrease in unrealized loss on marketable securities was primarily due to changes in the values of marketable securities.

Net loss decreased $336,610, or 31%, to $746,395 (and net loss per share of $0.03) for the nine months ended June 30, 2008, as compared to net loss of $1,083,005 (and net loss per share of $0.04) for the nine months ended June 30, 2007. The decrease in net loss was primarily attributable to the decrease in general and administrative expenses as discussed above.

We had an accumulated deficit of $4,547,006 as of June 30, 2008.

Liquidity and Capital Resources

We had total current assets of $597,837 as of June 30, 2008, which consisted of cash of $7,036, net accounts receivable of $16,842 and marketable securities of $573,959.

We had total current liabilities of $1,805,458 as of June 30, 2008, which consisted of deferred revenues of $659,550, accounts payable and accrued expenses to related parties of $656,907, accounts payable and accrued expenses of $313,880, advances from related party of $124,373 that we received from Stephen Brock, our President and CEO, bank line of credit of $38,579 and current portion of installment notes payable of $12,169. Accounts payable and accrued expenses to related parties includes accrued cash compensation of $495,000 to Mr. Brock and cash and stock compensation of $80,192 and $81,715, respectively, to other current and former executive officers.

We had negative working capital of $1,207,621 as of June 30, 2008. The ratio of current assets to current liabilities was 33% as of June 30, 2008.

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

The majority of our potential value is in the common stock we own of our clients. These shares are divided on our balance sheet into marketable securities (a current asset) and non-marketable securities. Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability. As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $659,550 as of June 30, 2008. As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-marketable securities, which balance was $527,328 as of June 30, 2008, would become marketable securities. Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

During the nine months ended June 30, 2008, we had a net decrease in cash of $11,130; consisting of net cash used in operating activities of $111,393 and net cash used in investing activities of $3,777 which were offset by net cash provided by financing activities of $104,040.

Net cash used in operating activities was $111,393 for the nine months ended June 30, 2008, consisting of net loss of $746,395, a decrease in deferred revenue of $440,417, an increase in accounts and stock receivable of $135,342 and a decrease in accounts payable and accrued expenses of $71,364, which were offset by adjustments for depreciation and amortization of $13,315, bad debt expense of $147,357, impairment of non-marketable securities of $443,000 and stock issued for services of $10,905, a decrease in marketable and non-marketable securities of $470,327 and an increase in accounts payable and accrued expenses to related parties of $197,190.

Net cash used in investing activities was $3,777 for the nine months ended June 30, 2008, due to the purchase of computer equipment and capitalized maintenance and repair cost.

Net cash provided by financing activities was $104,040 for the nine months ended June 30, 2008, consisting of advances from related party of $124,373 by Stephen Brock, our President, CEO, majority shareholder and a director, and a net change in our bank line of credit of $298 which were offset by payments on installment notes payable of $20,631.

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

During the nine months ended June 30, 2008, Stephen Brock provided us with $124,373 of funding for our operations. Further, we may seek a greater line of credit or private equity capital to finance our operations until more clients’ common stock becomes publicly traded and we are able to dispose of our shares of their common stock.

On July 22, 2008, we sold 1,000,000 shares of our common stock for $500,000 (or $0.50 per share) to immediate family members of Stephen Brock. As of the filing of this report, we have received $250,000 of the proceeds and are expected to receive the remaining proceeds within the next few weeks.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively. As of the period covered by this report, we had deferred revenues of $659,550, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities.

The following table lists unregistered sales of our securities during the quarterly period ended June 30, 2008.
Name	Shares of Common Stock(1)	Consideration	Value	Date(1)

Al Colley	25,000	Administrative services rendered	$ 1,025	05/27/2008

(1)	Represents the date used to value the common stock.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: August 5, 2008	By: /s/ Stephen Brock Name: Stephen Brock Title: Chief Executive Officer

Date: August 5, 2008	By: /s/ Trae O'Neil High Name: Trae O'Neil High Title: Chief Financial Officer