Form 10KSB
period 2008-09-30
PUBLIC CO MANAGEMENT CORP
filed 2008-12-30
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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
 Yes ☐   No ☒

The issuer’s revenue for the most recent fiscal year ended September 30, 2008 was $837,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $293,421 as of December 26, 2008, based upon the per share closing sale price of $0.03 on such date.

As of December 12, 2008, there were outstanding 29,276,816 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

Form 10-KSB
For the Fiscal Year Ended September 30, 2008

TABLE OF CONTENTS

Form 10-KSB
For the Fiscal Year Ended September 30, 2008

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

Business Development

We were incorporated in Nevada on October 26, 2000 under the name MyOffiz, Inc.  On October 1, 2004, MyOffiz entered into an exchange agreement with our founder, President, CEO, Secretary, sole director and majority shareholder, Stephen Brock, who, at the time, controlled GoPublicToday.com, Inc. (“GPT”), Pubco WhitePapers, Inc. (“PWP”), Public Company Management Services, Inc. (“PCMS, Inc.”) and Nevada Management Corporation, Inc., formerly Nevada Fund (“NMC”) which is now dormant.  Under the exchange agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GPT, all of the outstanding shares of PWP and PCMS, Inc. and approximately 98.0% of the outstanding shares of NMC in exchange for an aggregate of 15,326,650 newly issued shares of MyOffiz’ common stock.  After the exchange, we changed our fiscal year end from June 30 to September 30 and our name to Public Company Management Corporation, and acquired the remaining minority interest of GPT which became our third wholly-owned, operating subsidiary.

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

Some of the services that we provide during the process include the following:

•
Recommend a group of professional service providers including principal independent accountants, audit coordinators, corporate and securities lawyers, transfer agents, EDGAR agents and member firms of the Financial Industry Regulatory Authority (or FINRA) that are registered as market makers;

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

We require potential clients generally to show proof that they have at least $1 million in current annual revenue and high double-digit sales growth before we will enter an engagement with them.  Also, we encourage clients to change their state of incorporation to Nevada if they are organized in another state or a foreign country.

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

Sales

We rely on Stephen Brock to sell our management consulting and regulatory compliance services.  From time to time, we have also retain consultants to assist us with marketing and business development particularly within Nevada.

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

•
Experience and Knowledge.  Collectively, our executive officers have several years of experience ranging from accounting, finance, legal and self-distribution of securities.  We lead from our own business model of moving from a one-executive private company to a small growing public company that has built-out extensive management and operating infrastructure resources.  Our common stock is quoted and traded on the OTCBB.  We are required to maintain compliance with SEC reporting and corporate governance requirements.  We face the same challenges as other small businesses in raising debt or equity capital.  As such, we strive to lead by example.

•
Professional Service.  We work with what we believe to be some of the best and affordable professional services providers in our industry.  They range from accounting firms, corporate and securities attorneys, audit coordinators, FINRA members that are registered as market makers, EDGAR agents, information technology professionals, shareholder awareness firms, independent equity research boutiques, and administrative assistants with years of experience servicing small businesses, among other professionals.

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

PCMC Bulletin Board 30 Index® is a registered trademark in the U.S.  Our trademarks which are not federally registered include: Pubco WhitePapers™, GoPublicToday™, Public Company Management Services™, PCMC 30™, PCMC Roadmap™, Always-On Management™, Delaware of the West™ and Wall Street of the West™.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.

Governmental Regulations

We are required to operate our business in conformity with various federal and state securities laws including the Securities Act of 1933, as amended (the “Securities Act” or “1933 Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act” or the “1934 Act”), and rules and regulations of the SEC, FINRA and state regulatory agencies.  In these regards, we do not prepare or certify any part of our clients’ registration statements or engage in any broker-dealer or underwriting activity including providing customer list or other leads to use in connection with our clients’ offerings of securities.

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

Our executive office is located at 5770 El Camino Road, Las Vegas, Nevada 89118 and consists of 1,000 square feet.  Stephen Brock, our President, CEO Secretary, sole director and majority shareholder, provides us with this office space on a rent-free basis.  We believe that our facilities will be suitable to accommodate our growing business needs.

Our other executive officers and persons performing employee-related functions work from digitally linked virtual offices in the following locations:

•	Houston, Texas;
•	Las Vegas, Nevada;
•	Lebanon, Indiana; and
•	New York, New York.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock is quoted on the OTCBB under the symbol “PCMC”.  The following table sets forth for the indicated periods the high and low bid prices for our common stock on the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2008 Quarters Ended:	High	Low

September 30, 2008	$0.09	$0.09
June 30, 2008	$0.05	$0.05
March 31, 2008	$0.115	$0.076
December 31, 2007	$0.084	$0.077

Fiscal 2007 Quarters Ended:	High	Low

September 30, 2007	$0.08	$0.08
June 30, 2007	$0.08	$0.076
March 31, 2007	$0.16	$0.15
December 31, 2006	$0.30	$0.21

Holders of Record

As of December 12, 2008, there were 80 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid any cash dividends on our common stock.  We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On July 22, 2008, we sold 1,000,000 restricted shares of our common stock for $0.50 per share to a relative of Stephen Brock, our President, CEO, Secretary, sole director and majority shareholder.  As of the end of the period covered by this report, we had received $250,000 of the funds.  Subsequent to September 30, 2008, we received $115,000.  We expect to receive the remaining $135,000 during the second quarter of fiscal 2009.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in the transaction, our previous relationship with the recipient, the access of such person to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

For a discussion of unregistered sales of our equity securities during the first quarter of the fiscal year covered by this report, please see our quarterly report on Form 10-QSB/A filed on May 5, 2008, and for the second and third quarters, please see our Forms 10-QSB filed on May 5, 2008 and August 5, 2008, respectively.

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

How We Generate Revenue

During fiscal 2008, we derived revenue from the following activities:

Educational White Papers, Open Lines and Consultations.  We have a database of over 140 educational white papers that serve growth-stage business owners and financial executives.  We sell these white papers at retail prices ranging from $9.95 to $194.95 per paper.  We also conduct open lines communication and consultations with potential clients regarding their prospects of becoming public companies.  Although this source of revenue accounted for less than one percent of our total revenue during fiscal 2008, these sales, open lines and consultations attracted clients seeking to become fully reporting, publicly traded companies with which we enter into engagements to provide our management consulting and regulatory compliance services.

Management Consulting Services.  We provide management consulting services under the PCMC Roadmap to small business clients seeking to become fully reporting, publicly traded companies.  During fiscal 2008, we generated forty-seven percent (47%) of our revenue from management consulting services.  Rather than charging these clients cash at a fair market rate of $425 per hour, we offer them contracts with a fee structure consisting of a mix of stock and cash. Under this structure, we currently receive 1.25 million shares of common stock of the client plus $85,000 for management consulting services and, as discussed below, $48,000 for compliance services.

We generally recognize revenue related to our management consulting engagements at the completion of each of the following four milestones:

(i)	initial analysis of client’s business and operations and private round(s) of initial financing from up to thirteen investors (20%);
(ii)	clients’ preparation of a second round of financing in the form of a state registered public offering, a private placement memorandum or registration statement for filing with the SEC (20%);
(iii)	effectiveness of clients’ registration statement with the SEC (25%); and
(iv)	clients’ qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).

Some of our clients have a need for immediate, seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten accredited or sophisticated investors for which we normally recognize 20%.  We believe that the client’s ability to conduct this type of offering is a measurable milestone related to the management consulting services that we provide under our engagements.  We estimated that the value of the services we provide for this purpose is approximately 10% of the total engagement.  Accordingly, we bifurcate the first milestone in the event we provide management consulting services to a client to raise seed-type capital, otherwise we continue to recognize 20% for services we provide for the first milestone.

We also derive revenue from a broad range of value-added management consulting services that we provide on an hourly basis.  Our current rate for these services is $425 per hour.  These services are designed to improve corporate structures, business practices and procedures, record keeping, accounting and corporate governance in order for small private companies to advance and sustain themselves in the capital markets. We receive payment for these services in the form of cash; however, for those clients receiving services under our PCMC Roadmap, discussed above, we may also receive payment in the form of additional client stock for time delays caused by the client or additional management consulting services outside of the scope of the engagement that the client may ask us to perform.  During fiscal 2008, we generated eleven percent (11%) of our revenue from value-added management consulting services.

Compliance Services.  We offer regulatory compliance services to public companies.  These services also include corporate governance matters under the Sarbanes-Oxley Act of 2002. Our rate for these services is $425 per hour; however as part of our management consulting services contracts with clients seeking to become a fully reporting, publicly traded company, we provide these services for $48,000 for the first twelve months after a client becomes a public company.  During fiscal 2008, we generated thirty-eight percent (38%) of our revenue from regulatory compliance services.

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

Historically, we have valued the shares that we received for future services at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties which occurred at our first revenue recognition milestone, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above under the heading “How We Generate Revenue”, “Management Consulting Services”.

In light of the business conditions discussed above, we currently consider whether the clients’ sales of shares at the first milestone is high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares.  When the clients’ third party stock sales at the first milestone are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity.  When neither of these are available, the stock is recorded at $-0-.  We will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares we receive for services or such time as we have a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.  Until such time as a client’s stock sales are high enough, or we obtain third-party valuations or develop a method of valuing new client shares based on our selling history, we initially record only the cash portion of our client engagements, which has a material adverse effect on our financial condition and result of operations until such time as we can sell the stock portion and record gains on the sale.

Client Progress Reports or Requests for Payment

We have developed a list of tasks that reflect the activities that we typically perform during an engagement for each milestone on which we generate revenue from management consulting services.  We have determined that it takes approximately 1,600 hours, rather than 1,100 hours to complete a management consulting services engagement.  We provide performing clients with progress reports that show their current status in the process of becoming fully reporting, publicly traded companies and the value of our services as of the date of the report.

We reviewed our engagements with slow performing and inactive clients.  The review consisted of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we document the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. In performing our reviews, we discovered that we had provided management consulting services with an estimated value of several hundreds of thousands of dollars on the client engagements.  We have received a limited amount of cash from these engagements and hold (or are owed) shares of their common stock.  These shares have become (or would be) worthless to us since our business model is driven by clients that have made it through the process of becoming fully reporting, publicly traded companies.  We used the documentation to provide our slow-performing and inactive clients with requests for payment for our services on an hourly basis.

Providing progress reports and requests for payment is an ongoing process.  We hope that the progress reports will keep our performing clients focused on their efforts to become fully reporting, publicly traded companies and that the requests for payment will reengage our slow-performing and inactive clients or serve as a basis for us to collect from, or negotiate a settlement with, them.  However, there can be no assurance that we will achieve any of these results.

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

During fiscal 2008, we continued to use audit coordinators in our business model to assist our clients in preparing their financial statements in compliance with SEC regulations.  In many cases, we mandate that our clients engage an audit coordinator as a condition to entering an engagement.  Initially, an audit coordinator will interview a client’s personnel, accounting systems and methodology, and financial records to determine their proficiency and level of adherence to accounting standards.  If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function.  Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process.  Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC.

Technology

We are leading by example and pioneering the use of technology to manage our decentralized, virtual operational infrastructure under a program that we call Always-On Management™.  The program addresses the challenges of using technology to manage a geographically disbursed team.  While many of these technologies have been available for several years, the management practices around their use are typically not mature in small businesses outside of the technology industry. We believe that our use of these technologies allows us to better serve our clients and improve operational efficiency and profitability.  We hope that our efforts will create publicity for us and provide additional management consulting services opportunities for us.

We aim to implement a web-based system for project planning.  As discussed above under the heading “Client Progress Reports or Requests for Payment”, we are placing more importance on keeping track of time allocation on client engagements in order to fully realize revenue for additional services provided to clients beyond the scope of our basic engagement.  We expect that a web-based system will support our ongoing process of improving operational efficiency and profitability.  The web-based interface will allow us and the professional service providers who serve our clients to track our time on client engagements.  We also aim to integrate the system with our accounting system which we expect will accelerate our accounts receivable process for additional services which we can bill by the hour.

Results of Operations For The Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Our revenue decreased $51,047, or 6%, to $837,089 for fiscal 2008, as compared to $888,136 for fiscal 2007.  During fiscal 2008, two (2) of our clients became fully reporting, publicly traded companies; whereas, during fiscal 2007, three (3) of our clients became fully reporting, publicly traded companies.  The decrease in revenue was primarily attributable to the decrease in the number of clients that made it through the process of becoming a fully reporting, publicly traded company during fiscal 2007.

General and administrative expense decreased $742,807, or 37%, to $1,248,426 for fiscal 2008, as compared to $1,991,233 for fiscal 2007.  The decrease in general and administrative expense was primarily due to a decrease in officer expenses resulting from executive officer resignations and the discontinuance of our equity compensation plan.

Bad debt expense decreased $43,295, or 40%, to $64,232 for fiscal 2008, as compared to $107,527 for fiscal 2007.  The decrease in bad debt expense was due to a decrease in write-offs during fiscal 2008 as compared to fiscal 2007 when we evaluated our client base with a focus on their ability to make it through the process of becoming fully reporting, publicly traded companies, and, as a result, in fiscal 2007 we determined that certain cash and stock receivables from several clients were uncollectible and wrote them off.

Depreciation and amortization expenses decreased $12,526, or 42%, to $17,639 for fiscal 2008, as compared to $30,165 for fiscal 2007.  The decrease in depreciation and amortization was primarily a result of having certain capitalized website costs becoming fully depreciated.

Total operating expenses decreased $798,628, or 38%, to $1,330,297 for fiscal 2008, as compared to $2,128,925 for fiscal 2007. The decrease in total operating expenses was primarily attributable to the decrease in general and administrative expense and bad debt expense.

Impairment of non marketable securities increased $182,030, or 60%, to $487,300 for fiscal 2008, as compared to $305,270 for fiscal 2007.  During fiscal 2008, the common stock of one of our clients became publicly traded with low volume and, as of September 30, 2008, had a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share when we are able to sell our shares. As a result of these factors, we impaired them.

Interest expense decreased $54,665, or 83%, to $11,222 for fiscal 2008, as compared to $65,887 for fiscal 2007.  In September 2007, just prior to the beginning of fiscal 2008, Stephen Brock, our President, CEO and a director, converted $1,019,657 of debt into 1,019,657 restricted shares of our common stock.  The decrease in interest expense was due to lower levels of debt which resulted after Mr. Brock’s conversion.

Interest income increased to $2,235 for fiscal 2008, as compared to interest income of $1,827 for fiscal 2007. The increase in interest income was due to higher levels of cash on hand.

We had realized gain on sale of marketable securities of $83,271 for fiscal 2008, as compared to realized loss on sale of marketable securities of $103,723 for fiscal 2007. The change from realized loss to realized gain on sale of marketable securities was due to the net increases in the market values of marketable securities that we sold.

Unrealized loss on marketable securities was $66,382 for fiscal 2008, as compared to unrealized loss on marketable securities of $635,656 for fiscal 2007. The decrease in unrealized loss on marketable securities was primarily due to changes in the values of marketable securities.

We had a net loss of $972,606 (and basic and diluted net loss per share of $0.03) for fiscal 2008, as compared to net loss of $2,349,498 (and basic and diluted net loss per share of $0.09) for fiscal 2007. The decrease in the net loss was primarily attributable the decrease in total operating expenses, interest expense, realized loss on sale of marketable securities and unrealized loss on marketable securities.

We had an accumulated deficit of $4,773,217 as of September 30, 2008.

Liquidity and Capital Resources

We had total current assets of $893,687 as of September 30, 2008, which consisted of cash of $20,284, net accounts receivable of $17,955, marketable securities of $726,448, subscription receivable of $115,000 and other current assets of $14,000.  In July 2008, we received $250,000 from the sale of 1,000,000 shares of our common stock to a relative of Mr. Brock for $500,000.  Subsequent to September 30, 2008, we collected $115,000 of the remaining amount.  The remaining $135,000 is  from this sale is still outstanding and is reflected as a subscription receivable in equity.

We had total current liabilities of $1,947,393 as of September 30, 2008, which consisted of deferred revenues of $825,550, accounts payable and accrued expenses to related parties of $740,843, accounts payable and accrued expenses of $298,974, bank lines of credit of $39,793, advances from related party of $33,129 and current portion of installment notes payable of $9,104.

We had negative working capital of $1,053,706 as of September 30, 2008.  The ratio of current assets to current liabilities was 46% as of September 30, 2008.

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

The majority of our potential value is in the common stock we own of our clients.  These shares are divided on our balance sheet into marketable securities (either a current or non-current asset) and non-marketable securities.  Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability.  As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $825,550 as of September 30, 2008.  As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-current marketable securities and non-marketable securities, which in aggregate were $520,024 as of September 30, 2008, would become current marketable securities (see the discussion, above, under the heading “Valuation of Non-marketable Securities” for details regarding how we value non-marketable securities).  Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

During fiscal 2008, net cash increased $2,118; consisting of $260,945 provided by financing activities which was partially offset by $254,048 used in operating activities and $4,779 used in investing activities.

Net cash used in operating activities was $254,048 for fiscal 2008, consisting of net loss of $972,606,  decreases in deferred revenue of $274,417 and accounts payable and accrued expenses of $86,270 and increases in accounts receivable of $48,880 and other assets of $14,000 which were offset by adjustments for depreciation and amortization of $17,639, bad debt expense of $64,232 and stock issued for services of $10,905, a decrease in marketable and non marketable securities of $768,143 and an increase in accrued expenses to related parties of $281,126.

Net cash used in investing activities was $4,779 for fiscal 2008, which related to the purchase of fixed assets.

Net cash provided by financing activities was $260,945 for fiscal 2008, consisting of proceeds from issuance of common stock of $250,000, advances from related party of $177,369 by Stephen Brock, our President, CEO, majority shareholder and a director and a decrease in net payments on bank line of credit of $1,512 which were offset by payments on installment notes payable of $23,696 and repayments to Stephen Brock of $144,240.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months.  We will continue our efforts to collect cash payments owed to us from clients who we believe have breached our agreements.  See the discussion under the heading “Client Progress Reports or Requests for Payment”, discussed above.  We plan to continue these efforts during the next twelve months.  We are also considering an attempt to raise additional debt or equity capital from third parties.  During fiscal 2008, we sold 1,000,000 shares of common stock for $500,000 to a relative of Mr. Brock.  As of September 30, 2008, we had received $250,000 of the funds.  Subsequent to September 30, 2008, we received $115,000 of the remaining amount.  We expect to receive the remaining $135,000 during the second quarter of fiscal 2009. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance of the services provided.  Providing management consulting services may take several months.  We generally recognize revenue related to our management consulting engagements at the completion of each of the following four milestones in the public reporting process:

(v)	initial analysis of client’s business and operations and private round(s) of initial financing from up to thirteen investors (20%);
(vi)	clients’ preparation of a second round of financing in the form of a state registered public offering, a private placement memorandum or registration statement for filing with the SEC (20%);
(vii)	effectiveness of clients’ registration statement with the SEC (25%); and
(viii)	clients’ qualification for quotation on the OTCBB or listing on a securities market or exchange (35%).

Some of our clients have a need for immediate, seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten accredited or sophisticated investors for which we normally recognize 20%.  We believe that the client’s ability to conduct this type of offering is a measurable milestone related to the management consulting services that we provide under our engagements.  We estimated that the value of the services we provide for this purpose is approximately 10% of the total engagement.  Accordingly, we bifurcate the first milestone in the event we provide management consulting services to a client to raise seed-type capital, otherwise we continue to recognize 20% for services we provide for the first milestone.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively.  As of the period covered by this report, we had deferred revenues of $825,550, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Valuation of non-marketable securities.  Non-marketable securities are not publicly traded and therefore do not have a readily determinable fair value.  Non-marketable securities are reflected on our balance sheet at historical cost.  Historically, we have valued the shares that we received for future services at the price per share of contemporaneous sales of common stock by our clients to unrelated third parties which occurred at our first revenue recognition milestone, classified the shares as non-marketable securities, credited deferred revenue in an equal amount and recognized revenue related to the shares under our revenue recognition policy, discussed above.  In valuing non-marketable securities, we currently consider whether the clients’ sales of shares at the first milestone is high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares.  When the clients’ third party stock sales at the first milestone are not representative of the fair value of our shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity.  When neither of these are available, the stock is recorded at $-0-.  We will not assign any value to the shares until such time as a client has sold a sufficient number of shares to unrelated third parties in a reasonable period of time relative to the number of shares we receive for services or such time as we have a sufficient history of selling shares for cash in the market to use as a basis for valuing new client common stock.  Until such time as a client’s stock sales are high enough, or we obtain third-party valuations or develop a method of valuing new client shares based on our selling history, we initially record only the cash portion of our client engagements, which has a material adverse effect on our financial condition and result of operations until such time as we can sell the stock portion and record gains on the sale.  Due to the uncertainty inherent in valuing securities that are not publicly traded, our determinations of fair value of non-marketable securities may differ significantly from the values that would exist if a ready market for these securities existed; therefore, the value of securities we hold as non-marketable securities could be significantly different than their value as marketable securities.

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

Our services relate primarily to advice and consulting relating to the registration of securities for self-distribution by our clients and admission of our client’s securities to trading on a public market and our revenue and cash flow from operations is contingent upon these events.  Registration of securities is subject to review and approval by the SEC and state regulators.  Clearance for securities to be quoted and traded is subject to review and approval by FINRA.  Such review and approval may result in delays that could adversely affect the recognition of revenue from management consulting services or cash flows from the sale of marketable securities.

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

In valuing non-marketable securities, we currently consider whether the clients’ sales of shares at the first milestone is high enough in quantity compared to the number of shares we own at that time for us to use the third-party sales price to value our shares.  When the clients’ third party stock sales at the first milestone are not representative of the fair value of these shares, we will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on our historical business activity.  When neither of these are available, the stock is recorded at $-0-.  See the discussion under the heading “Known Trends, Events and Uncertainties”, “Valuation of Non-marketable Securities”.

We depend on the personal efforts of our executive management team.

Our success depends upon the personal efforts of our executive officers, Stephen Brock, our President, CEO and Secretary, and Trae O'Neil High our Chief Legal Officer (or CLO), Treasurer and CFO.  We do not currently have any written agreements with our executive officers, and we have not obtained any key man life insurance relating to them.  If we lose their services, such loss could have a material adverse effect on our business and the results of operations and/or financial condition.  In addition, the absence of any one of them will force us to seek a replacement who may have less experience or who may not understand our business as well as, or we may not be able to find a suitable replacement.

We may be required to register as an Investment Company under the Investment Company Act of 1940.

We believe that we are primarily engaged in the business of providing management consulting and compliance services and that our acquisition and ownership of restricted securities of our clients is an incidental and necessary result of our business operations.  During fiscal 2007, we entered into discussions with the staff of the SEC to explore ways to hold and dispose of client securities in a manner consistent with our business needs and the concerns of the staff; however, we have not had communications with the SEC regarding this matter in over twelve (12) months. If the SEC were to determine that we are an investment company, we would be required to register under the Investment Company Act of 1940 (the “1940 Act”) and would become subject to regulatory provisions that are generally considered to be inconsistent with the conduct of a non-investment company business.  These include requirements as to the composition of our board of directors, prohibitions on our transactions with directors, officers and controlling stockholders and limitations on the kinds of securities we may issue and the prices at which and manner in which we may sell or repurchase them. There can be no assurance that the SEC will not require us to register under the 1940 Act, or, if we are required to do so, that we will be able to complete the registration process in a timely manner, if at all, or at an acceptable cost.

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

Mr. Stephen Brock is our President and CEO and a director. He beneficially owns 64.7% of the voting power of our outstanding common stock.  As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer.  Mr. Brock’s control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. Mr. Brock’s interests may conflict with or be adverse to the interests of our other stockholders.  Since Mr. Brock beneficially owns more than a majority of the voting power of all issued and outstanding shares of our stock, the other stockholders will not be able to remove or replace Mr. Brock, elect directors or officers, or cause us to engage in any transactions without his consent even if they believe that it is in our best interests to do so.  As a result of these factors, the market price of our common stock could be adversely affected.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Public Company Management Corporation
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Public Company Management Corporation (PCMC) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of PCMC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. PCMC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PCMC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCMC as of September 30, 2008 and 2007 and the results of its consolidated operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 29, 2008

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash	$20,284	$18,166
Accounts receivable, net	17,955	16,887
Marketable securities	726,448	981,987
Subscription receivable	115,000	-
Other current assets	14,000	-
Total current assets	893,687	1,017040
Receivables under contract, net		16,500
Marketable securities-non current	520,024	-
Non-marketable securities	-	1,032,628
Furniture and equipment, net	26,552	39,412
TOTAL ASSETS	$1,440,263	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,974	$385,244
Accounts payable and accrued expenses to related parties	740,843	459,717
Current portion of installment notes payable	9,104	23,433
Bank line of credit	39,793	38,281
Advances from related party	33,129	-
Deferred revenues	825,550	1,099,967
Total current liabilities	1,947,393	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	-	9,367
TOTAL LIABILITIES	1,947,393	2,016,009

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares authorized, 29,276,816 and 28,099,316 shares issued and outstanding, respectively	29,277	28,099
Paid-in-capital	4,371,810	3,862,083
Subscription receivable	(135,000)	-
Accumulated deficit	(4,773,217)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	507,130	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,440,263	$2,105,580

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2008	2007

Revenue	$837,089	$888,136

General and administrative	1,248,426	1,991,233
Bad debt expense	64,232	107,527
Depreciation and amortization	17,639	30,165

Total operating expenses	1,330,297	2,128,925

Net loss from operations	(493,208)	(1,240,789)

Other income and (expense)
Impairment of non-marketable securities	(487,300)	(305,270)
Interest expense	(11,222)	(65,887)
Interest income	2,235	1,827
Realized gain (loss) on sale of marketable securities	83,271	(103,723)
Unrealized holding loss on marketable securities	(66,382)	(635,656)

Total other income (expense)	(479,398)	(1,108,709)

NET LOSS	$(972,606)	$(2,349,498)

Weighted average shares outstanding	28,421,809	24,949,100

Basic and diluted net loss per share	$(0.03)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(972,606)	$(2,349,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,639	30,165
Bad debt expense	64,232	107,527
Stock issued for services	10,905	468,209
Changes in:
Marketable and non marketable securities	768,143	160,385
Accounts receivable	(48,880)	(94,673)
Other assets	(14,000)	6,428
Accounts payable and accrued expenses	(86,270)	258,209
Accrued expenses to related parties	281,126	238,805
Deferred revenue	(274,417)	414,772

Net Cash Used in Operating Activities	(254,048)	(759,671)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(4,779)	(5,194)

Cash Flows From Financing Activities
Proceeds from sale of common stock	250,000	-
Net payments on bank line of credit	1,512	618
Payments on installment notes payable	(23,696)	(27,863)
Repayment of advances from related party	(144,240)	(397,991)
Advances from related party	177,369	1,197,224

Net Cash Provided by Financing Activities	260,945	771,988

Net increase in cash	2,118	7,123

Cash at beginning of period	18,166	11,043

Cash at end of period	$20,284	$18,166

Cash paid during the year for:
Interest	$9,488	$65,887
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for subscription receivable	$250,000	$-
Conversion of related party debt with common stock	$-	$1,019,657
Impairment of non-marketable securities and deferred revenue	$-	$2,723,480
Shares issued for accrued compensation	$-	$55,925

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended September 30, 2008 and 2007

COMMON STOCK

	COMMON STOCK
	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLE	ACCUMULATED DEFICIT	TOTALS

Balance at September 30, 2006	23,654,412	$23,654	$2,322,737	$-	$(1,451,113)	$895,278

Stock issued for:
Services	3,231,193	3,231	464,978			468,209
Prior year accrued compensation	194,054	194	55,731			55,925
Debt conversion-related party	1,019,657	1,020	80,553			81,573

Deemed contribution to capital from gain on related party debt conversion			938,084			938,084

Net loss					(2,349,498)	(2,349,498)

Balance at September 30, 2007	28,099,316	$28,099	$3,862,083	$-	$(3,800,611)	$89,571

Stock issued for:
Cash and subscription receivable	1,000,000	1,000	499,000	(135,000)		365,000
Services	177,500	178	10,727			10,905
Net loss					(972,606)	(972,606)
Balance at September 30, 2008	29,276,816	$29,277	$4,371,810	$(135,000)	$(4,773,217)	$(507,130)

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

Marketable Securities.  Marketable securities are comprised of equity securities and are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at each period-end.  Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. Marketable securities that could be converted to cash within one year are classified as current assets.

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

During fiscal 2007, PCMC determined that the clients’ third party stock sales at the first milestone were not always representative of the fair value of these shares.  In these cases, in order to determine the fair value of the shares of restricted common stock that it receives from new clients for services, PCMC will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on PCMC’s historical business activity.  When neither of these are available, the stock is recorded at -$-0-.

During fiscal 2008, it was determined that the fair values of several non-marketable securities were not supportable   Accordingly, PCMC recorded impairment of $487,300 related to these securities.

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

Providing management consulting services under the contracts may take several months or even years.  Effective with the second quarter ended March 31, 2005, PCMC adopted a revenue recognition policy for management consulting services based on the value received by PCMC’s clients at measurable milestones in the public reporting process.  PCMC concluded that the relative values of its consulting services for each of the milestones are as follows: (i) initial due diligence of client’s business and operations and private round of initial financing to up to ten investors (20%), (ii) client’s preparation of a second round of financing in the form of a private placement memorandum or a registration statement for filing with the United States Securities and Exchange Commission (20%), (iii) effectiveness of client’s registration statement (25%) and (iv) client’s qualification for quotation on the Over the Counter Bulletin Board or listing on a securities market or exchange (35%).  Some of PCMC’s clients obtain seed-type capital from one to three potential investors prior to conducting the private offering of initial financing from up to ten investors for which PCMC normally recognizes 20%.  PCMC estimated that the value of the services provided for this purpose is approximately 10% of the total contract.  PCMC bifurcates the first milestone in the event PCMC also provides management consulting services under contract to a client to raise seed-type capital from one to three investors otherwise PCMC continues to recognize 20% for services provided for the first milestone.

Cash and common stock received in advance of services are recorded as deferred revenues.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there is no available way to obtain the fair value of the shares received.  During fiscal 2007, PCMC determined that the clients’ third party stock sales at the first milestone were not always representative of the fair value of these shares.  In these cases, in order to determine the fair value of the shares of restricted common stock that it receives from new clients for services, PCMC will either obtain a third-party valuation of the stock or record the expected net realizable value of shares based on PCMC’s historical business activity.  When neither of these are available, the stock is recorded at -$-0-.

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

Capitalized website costs.  The website capitalized costs consisted of amounts spent on design and creation of the graphics and website operation and were amortized on a straight-line basis over their estimated useful lives of three years.  Amounts spent on early conceptualizing, maintenance or content are expensed as incurred. All capitalized amounts had been amortized as of September 30, 2008.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on PCMC’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how PCMC values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. PCMC’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):	$1,246,472	$-	$-	$-
Derivative liabilities	$-	$-	$-	$-
Total	$1,246,472	$-	$-	$-

FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, PCMC partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on PCMC’s financial statements.  PCMC expects to adopt the remaining provisions of SFAS 157 beginning in 2009.  PCMC does not expect this adoption to have a material impact on its financial statements.

NOTE 3 - LIQUIDITY

As shown in the accompanying financial statements, PCMC incurred losses from operations and had negative cash flows from operations during fiscal 2008.  Additionally, PCMC has experienced delays with some of its clients going public, which delays PCMC's ability to realize value from its non-marketable equity securities.  Stephen Brock, President, CEO and majority shareholder, has historically loaned money to PCMC and has committed to loan money to PCMC should PCMC not be able to otherwise fund its working capital requirements.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities primarily include securities issued by current or former clients valued at market price.

The composition of marketable securities was as follows at September 30, 2008 and 2007:

	2008	2007
Marketable Securities
Cost	$1,867,446	$1,601,468
Fair Value	$1,246,472	$981,987

Investment losses for fiscal 2008 and 2007 consists of the following:

	2008	2007

Gross realized gains from sales of trading securities	$112,096	$4,390

Gross realized losses from sales of trading securities	(28,825)	(108,113)

Net unrealized holding losses	(66,382)	(635,656)

Net investment loss	$16,889	$(739,379)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and 2007:

	Estimated Useful Life	2008	2007

Vehicle	5 Years	$61,938	$61,938
Office furniture and fixtures	7 years	15,086	15,086
Office computers and equipment	3 years	32,515	27,736
Total Property and Equipment		109,539	104,760
Less: Accumulated Depreciation		(82,987)	(65,348)
Net Property and Equipment		$26,552	$39,412

Depreciation expense totaled $17,639 and $18,407 for the years ended September 30, 2008 and 2007 respectively.

NOTE 6 - BANK LINE OF CREDIT

As of September 30, 2008 and 2007, PCMC had the following bank line of credit:

	Line of Credit Amount	Outstanding as of September 30, 2008	Outstanding as of September 30, 2007	Interest Rate	Due Date

Wells Fargo Bank	$40,000	$39,793	$38,281	16.25%	On Demand

NOTE 7 - NOTE PAYABLE

Long-term debt as of September 30, 2008 and 2007 consisted of the following:

	2008	2007
Note payable to Bank of America, with payments of $1,087 per month, bearing interest at 10.25% per annum, unsecured. The interest rate and monthly payment are subject to change based on changes in the Prime Rate. Based on the current interest rate, the Note will mature in June 2009.	$9,104	$20,812
Loan payable to Infiniti Financial Services, with payments of $1,510 per month, bearing interest at 2.9% per annum, secured by a company vehicle. The loan was paid off during 2008.	0	11,988
	9,104	32,800
Less: Current portion	9,104	23,433

Total Long-Term Debt	$0	$9,367

Maturities of debt over the next year is as follows:

Twelve Months Ending September 30,	Amount
2009	$9,104
Total Long-Term Debt	$0

NOTE 8 - INCOME TAXES

PCMC had deductible net operating losses of approximately $2,944,000 at September 30, 2008.  These expire 20 years after incurred. Components of deferred tax assets and liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset-net operating loss carry-forwards	$1,113,000	$739,000
Valuation allowance	(1,113,000)	(739,000)
Net deferred tax asset	$-	$-

PCMC has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax assets will not be realized.

NOTE 9 - COMMON STOCK

During fiscal 2008, PCMC issued the following shares for services in each quarter.

Quarter	Shares Issued	Price Range of Shares	Total Expense Recognized

October, 2007 – December, 2007	50,000	$0.07 - $0.07	$3,500
January, 2008 – March, 2008	102,500	$0.05 - $0.10	6,382
April, 2008 – June, 2008	25,000	$0.041 - $0.041	1,025
July, 2008 – September, 2008	-	-	-

Totals	177,500	$0.041 - $0.10	$10,905

During fiscal 2008, PCMC also issued 1,000,000 shares of common stock for $500,000 in cash.  As of September 30, 2008, PCMC had collected $250,000 of this amount.  Subsequent to September 30, 2008, PCMC collected an additional $115,000.  This amount is recorded as a current asset receivable.  The remaining $135,000 is recorded as a subscription receivable in equity.

At September 30, 2008, PCMC accrued $82,265 in consulting services payable in 573,776 shares of PCMC common stock, which is included in accounts payable and accrued expenses on the balance sheet.

During fiscal 2007, PCMC issued the following shares for services in each quarter.

Quarter	Shares Issued	Price Range of Shares	Total Expense Recognized

October, 2006 – December, 2006	217,500	$0.13 - $0.42	$54,613
January, 2007 – March, 2007	789,050	$0.16 - $0.30	177,994
April, 2007 – June, 2007	1,997,500	$0.07 - $0.15	218,700
July, 2007 – September, 2007	227,143	$0.07 - $0.09	16,902

Totals	3,231,193	$0.07 - $0.90	$468,209

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

NOTE 10 - CONCENTRATIONS

During fiscal 2008 one client accounted for approximately 43% of total revenues, a second accounted for approximately 36% of total revenues.  During fiscal 2007, one client accounted for approximately 32% of total revenues, a second accounted for approximately 15% of total revenues, a third accounted for approximately 14% of total revenues and a fourth accounted for approximately 11% of total revenues.  No other customer accounted for more than 10% during either year.

NOTE 11 - RELATED PARTY TRANSACTIONS

PCMC was provided office space by its founder, President, CEO, sole director and majority shareholder at no cost on a month-to-month basis.  During fiscal 2008 and 2007, the space was provided at no cost.

During the year, PCMC accrued $15,000 per month (or an aggregate of $180,000) of compensation to Mr. Brock. No cash compensation was paid to Mr. Brock during fiscal 2008.  As of September 30, 2008, PCMC had a total of $540,000 accrued for Mr. Brock’s compensation.

During fiscal 2008, PCMC made cash payments of $128,200 to its Chief Legal and Chief Financial Officer for services rendered to PCMC and its clients on its behalf and issued him 25,000 shares of PCMC common stock valued at $1,250.  From time to time, we engage this officer to provide legal services for our clients under our management consulting and regulatory compliance services engagements with our clients. During fiscal 2008, this officer earned $1,500 as compensation for these engagements.  This officer is also entitled to receive a client stock incentive consisting of 4% of the securities that PCMC receives from each client.  The client stock incentive is earned and payable on the date that the client’s common stock becomes quoted or listed for trading.  As of September 30, 2008, PCMC had accounts payable of $119,128 to this officer and he was due 283,776 shares of PCMC common stock valued at $38,595 and 70,000 client shares valued at $17,500 pursuant to the agreements between him and PCMC.

As described more fully in Note 3 above, Stephen Brock has loaned PCMC money for its operations. On September 30, 2008, advances to PCMC from Stephen Brock were $33,129.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2008, PCMC collected $115,000 of its subscription receivable.  Accordingly, this amount is recorded as a current asset as of September 30, 2008.

Item 8.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In assessing the effectiveness of our internal control over financial reporting, management identified the following three material weaknesses in internal control over financial reporting as of September 30, 2008:

1.
Deficiencies in the Company’s Control Environment.  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in the company’s accounting system and controls; and d) insufficient documentation and communication of our accounting policies and procedures

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3.
Deficiencies in Segregation of Duties.  The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.          Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On July 22, 2008, we entered into a subscription agreement with a relative of Stephen Brock, our President, CEO, Secretary, sole director and majority shareholder, for the sale of 1,000,000 restricted shares of our common stock for $500,000 (or $0.50 per share).  We have received $250,000 of the funds as of September 30, 2008.  Subsequent to September 30, 2008, we received an additional $115,000.  The remaining $135,000 is expected to be received during the second quarter of fiscal 2009.

Item 3.02 Unregistered Sales of Equity Securities.

On July 22, 2008, we sold 1,000,000 restricted shares of our common stock for $500,000 (or $0.50 per share) to a relative of Stephen Brock, our President, CEO, Secretary, sole director and majority shareholder.  We have received $250,000 of the funds as of September 30, 2008.  Subsequent to September 30, 2008, we received an additional $115,000.  The remaining $135,000 is expected to be received during the second quarter of fiscal 2009.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in the transaction, our previous relationship with the recipient, the access of such person to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Stephen Brock	52	President, CEO, Secretary and Director
Trae O'Neil High	38	CLO, Treasurer and CFO

Stephen Brock, our founder, has served as our President, CEO and a director since October 2004, when we acquired PCMS, PWP, GPT and NMC as subsidiaries.  He also served as Secretary from such time until January 2006 and as Treasurer until November 2006.  He took over again as Secretary in January 2008.  Prior to the acquisition of our subsidiaries, Mr. Brock was self-employed and was engaged primarily in the startup and operation of PCMS which he formed in July 2004, PWP which he formed in July 2003, GPT which he formed in May 2000 and NMC which he formed in August 1998.  Prior to forming GPT, Mr. Brock served as President and Director of the Nevada Business Journal.  As an entrepreneur, Mr. Brock has formed several companies devoted to the small-cap market and providing services to other companies in the small-cap market.

Trae O'Neil High, has served as our CLO since January 2006 and as our Treasurer and CFO since May 2007.  Mr. High also serves as a sole practitioner in corporate securities and tax law, and has done so since October 2003.  From July 2001 to September 2003, Mr. High served as a Senior for Deloitte & Touche, LLP, International Tax Financial Services practice in New York City.  From May 1998 to August 2000, Mr. High served as Tax Research Specialist for Excel Communications, Inc.  From September 2000 to May 2001, Mr. High attended Georgetown University Law Center where he received an LL.M in taxation.  Mr. High received a JD from Southern Methodist University School of Law, an MS in accounting from the University of Texas at Dallas and a BBA in finance from the University of Texas at Austin.

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

Section 16(a) of the Exchange Act requires our directors, officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. During our most recent fiscal year, the following persons did not fully comply with all Section 16(a) filing requirements:

•	Trae O'Neil High failed to file six Forms 4 covering seven transactions and failed to timely file a Form 5 after our fiscal year end.
•	Our former Secretary and COO who also served as a director, failed to file four Forms 4 covering five transactions and failed to timely file a Form 5 after our fiscal year end.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($)(3)		All Other Compensation ($)		Total ($)

Stephen Brock	2008	$180,000	$-		$45,472	(5)	$225,472
President, CEO and Secretary	2007	$180,000	$192,500	(4)	$50,083	(5)	$422,583

Trae O'Neil High	2008	$180,000	$10,310	(6)	$19,000	(7)	$209,310
CLO, Treasurer and CFO	2007	$145,000	$41,660	(6)	$44,089	(7)	$230,749

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)	We accrue $15,000 of salary per month (or $180,000 per year) for Mr. Brock. We accrued $51,800 and $20,500 for Mr. High for 2008 and 2007, respectively.
(3)
Stock awards are valued at the closing price of our common stock on the Over the Counter Bulletin Board on the grant date.  See “Notes to Consolidated Financial Statements, Note 1 – Summary of Accounting Policies” included in “Item 7. Financial Statements,” above.

(4)	We issued 1,750,000 shares of our common stock to Mr. Brock for services rendered as our President, CEO and a director.
(5)	Represents premiums for health, life and auto insurance and company provided automobile.
(6)
In 2008, we accrued $9,060 for 90,000 shares of our common stock (ranging in prices from $0.14 to $0.055 per share) for Mr. High for services as our CLO and CFO.  Also in 2008, we issued 25,000 shares of our common stock to Mr. High valued at $1,250 for a completed management consulting services engagement.  In 2007, we accrued $25,785 for 168,776 shares of our common stock (ranging in prices from $0.42 to $0.07 per share) for Mr. High for services as our CLO and CFO and $3,750 representing 25,000 shares for a bonus for him entering into a consulting agreement with us. Also in 2007, we issued an aggregate of 75,000 shares of our common stock to Mr. High valued at $12,125 (ranging in prices from $0.065 to $0.210 per share) for completed management consulting services engagements.

(7)
For 2008, represents a client stock incentive consisting of 4% of the securities that we received from a client valued at $17,500 which were earned by Mr. High and payable on the date that the client’s common stock became quoted for trading, and compensation for legal services valued at $1,500 that he provided directly to our clients under our regulatory compliance services contracts with our clients.  For 2007, represents the client stock incentive.

Agreements with Named Executive Officers

We and Stephen Brock have orally agreed to compensation of $180,000 per year, which we accrue.  Stephen Brock also participates in our health and life insurance plan.

Our consulting agreement with Mr. High expired in January 2008.  We did not renew the agreement; however, we continue to pay Mr. High for his services as our Chief Legal Officer, Treasurer and Chief Financial Officer in accordance with the cash compensation and certain other terms of the agreement.  The material terms of our current course of dealing with Mr. High are as follows: cash compensation of $180,000 payable in monthly installments of $15,000 per month, a client stock incentive consisting of 4% of the securities that we receives from each client which were earned by Mr. High and payable on the date that the client’s common stock becomes quoted or listed for trading, and a right of first refusal to provide legal services for our clients under our management consulting and regulatory compliance services engagements with our clients.

Compensation of Directors

There are currently no compensation arrangements in place for the members of the board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth information as of December 12, 2008, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount		Percent

Stephen Brock	18,946,307	(2)	64.7%

Trae O'Neil High	549,830	(3)	1.8%

All directors and Named Executive Officers as a group (2 people)	19,496,137		66.5%

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 29,276,816 shares of our common stock which were outstanding as of December 12, 2008.

(2)	Includes 18,096,307 shares owned by a family trust of which Mr. Brock is the trustee, and 850,000 shares owned directly by Mr. Brock.
(3)	Includes 283,776 shares of common stock owed to Mr. High which had not been issued as of December 12, 2008.

Equity Compensation Plans

Our Stock Award Plan – 2006 is intended to advance our best interests by providing stock-based compensation to our employees, directors, officers.  Consultants or advisors may also participate in the plan only if they are natural persons, they provide bona fide services to us and the services provided are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.  Initially, there were 500,000 registered shares of our common stock available under the plan, which we registered with the SEC.  We entered into a number of individual compensation arrangements in the form of written compensation contracts with executive officers which obligated us to issue registered shares under the Stock Award Plan in excess of the number of shares which were initially available under such plan.  Our board of directors, in its discretion, may increase the number of registered shares available under the Stock Award Plan, and intends to do so during the second quarter of fiscal 2009 to satisfy this obligation.

We adopted our plan without the approval of our security holders.

Securities authorized for issuance under equity compensation plans as of our fiscal year ended September 30, 2008 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	-0-	N/A	578,886	(1)
Total	-0-	N/A	578,886	(1)

(1)
Includes 10,110 registered shares of common stock remaining available under our 2006 Stock Award Plan and 568,776 shares required to be registered under our individual compensation arrangements with people who are, or were, serving us as executive officers.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Indebtedness

Stephen Brock, our President, CEO, Secretary and sole director, advanced us $33,129 during fiscal 2008.

Other Transactions

Stephen Brock provided office space at no cost on a month-to-month basis during fiscal 2008 and 2007.

Item 13.               Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)(2)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
3.4(2)	Amended Bylaws
10.1*	Subscription Agreement accepted July 22, 2008
14(3)	Code of Ethics
21(3)	Subsidiaries of PCMC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein
(1)	Filed as Exhibits 3.1 and 3.2, respectively, to the registrant’s Form 10-SB filed with the SEC on November 19, 2002, and incorporated herein by reference.
(2)
Filed as Exhibits 3.1 (along with the Articles of Incorporation) and Exhibit 3.2, respectively, to the registrant’s Form 10-QSB filed with the SEC on May 18, 2005, and incorporated herein by reference.

(3)	Filed as Exhibit 14 and Exhibit 21, respectively, to the registrant’s Form 10-KSB filed with the SEC on December 28, 2006, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by Malone & Bailey, PC during the fiscal years ended September 30, 2007 and 2008:

	2007	2008

Audit Fees	$67,910	$50,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: December 29, 2008	By:	/s/ Stephen Brock
Name: Stephen Brock Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Brock	President, Chief Executive Officer and Director	December 29, 2008
Stephen Brock	(Principal Executive Officer)

/s/ Trae O'Neil High	Treasurer and Chief Financial Officer	December 29, 2008
Trae O'Neil High	(Principal Financial Officer and
Principal Accounting Officer)