Form 10KSB/A
period 2008-09-30
PUBLIC CO MANAGEMENT CORP
filed 2009-01-05
CIK 1141964

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

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC") is amending its annual report on Form 10-KSB for the fiscal year ended September 30, 2008 which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2008, to correct typographical errors on the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the year ended September 30, 2008.  We had reported total stockholders’ equity instead of properly reporting deficit on such balance sheet and changes in accounts receivable of $48,880 instead of properly reporting $48,800 on such statement of cash flows.  Changes have been made to “Item 2. Management Discussion and Analysis” under the heading “Liquidity and Capital Resources” to correct changes in accounts receivable.

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

Form 10-KSB/A
(Amendment No. 1)
For the Fiscal Year Ended September 30, 2008

TABLE OF CONTENTS

Form 10-KSB/A
(Amendment No. 1)
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

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Our operations involve a number of risks and uncertainties, including those described in the Description of the Business of this Annual Report on Form 10-KSB/A and other documents filed with the Securities and Exchange Commission.  Therefore, these types of statements may prove to be incorrect.

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

Net cash used in operating activities was $254,048 for fiscal 2008, consisting of net loss of $972,606,  decreases in deferred revenue of $274,417 and accounts payable and accrued expenses of $86,270 and increases in accounts receivable of $48,800 and other assets of $14,000 which were offset by adjustments for depreciation and amortization of $17,639, bad debt expense of $64,232 and stock issued for services of $10,905, a decrease in marketable and non marketable securities of $768,143 and an increase in accrued expenses to related parties of $281,126.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 29, 2008

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash	$20,284	$18,166
Accounts receivable, net	17,955	16,887
Marketable securities	726,448	981,987
Subscription receivable	115,000	-
Other current assets	14,000	-
Total current assets	893,687	1,017040
Receivables under contract, net		16,500
Marketable securities-non current	520,024	-
Non-marketable securities	-	1,032,628
Furniture and equipment, net	26,552	39,412
TOTAL ASSETS	$1,440,263	$2,105,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,974	$385,244
Accounts payable and accrued expenses to related parties	740,843	459,717
Current portion of installment notes payable	9,104	23,433
Bank line of credit	39,793	38,281
Advances from related party	33,129	-
Deferred revenues	825,550	1,099,967
Total current liabilities	1,947,393	2,006,642

LONG TERM LIABILITIES
Long-term portions of installment note payable	-	9,367
TOTAL LIABILITIES	1,947,393	2,016,009

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares authorized, 29,276,816 and 28,099,316 shares issued and outstanding, respectively	29,277	28,099
Paid-in-capital	4,371,810	3,862,083
Subscription receivable	(135,000)	-
Accumulated deficit	(4,773,217)	(3,800,611)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(507,130)	89,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,440,263	$2,105,580

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

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(972,606)	$(2,349,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,639	30,165
Bad debt expense	64,232	107,527
Stock issued for services	10,905	468,209
Changes in:
Marketable and non marketable securities	768,143	160,385
Accounts receivable	(48,800)	(94,673)
Other assets	(14,000)	6,428
Accounts payable and accrued expenses	(86,270)	258,209
Accrued expenses to related parties	281,126	238,805
Deferred revenue	(274,417)	414,772

Net Cash Used in Operating Activities	(254,048)	(759,671)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(4,779)	(5,194)

Cash Flows From Financing Activities
Proceeds from sale of common stock	250,000	-
Net payments on bank line of credit	1,512	618
Payments on installment notes payable	(23,696)	(27,863)
Repayment of advances from related party	(144,240)	(397,991)
Advances from related party	177,369	1,197,224

Net Cash Provided by Financing Activities	260,945	771,988

Net increase in cash	2,118	7,123

Cash at beginning of period	18,166	11,043

Cash at end of period	$20,284	$18,166

Cash paid during the year for:
Interest	$9,488	$65,887
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for subscription receivable	$250,000	$-
Conversion of related party debt with common stock	$-	$1,019,657
Impairment of non-marketable securities and deferred revenue	$-	$2,723,480
Shares issued for accrued compensation	$-	$55,925

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

Other Transactions

Stephen Brock provided office space at no cost on a month-to-month basis during fiscal 2008 and 2007.

Item 13.               Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)(2)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
3.4(2)	Amended Bylaws
10.1(4)	Subscription Agreement accepted July 22, 2008
14(3)	Code of Ethics
21(3)	Subsidiaries of PCMC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein
(1)	Filed as Exhibits 3.1 and 3.2, respectively, to the registrant’s Form 10-SB filed with the SEC on November 19, 2002, and incorporated herein by reference.
(2)
Filed as Exhibits 3.1 (along with the Articles of Incorporation) and Exhibit 3.2, respectively, to the registrant’s Form 10-QSB filed with the SEC on May 18, 2005, and incorporated herein by reference.

(3)	Filed as Exhibit 14 and Exhibit 21, respectively, to the registrant’s Form 10-KSB filed with the SEC on December 28, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the registrant's Form 10-KSB filed with the SEC on December 30, 2008, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: January 5, 2009	By:	/s/ Stephen Brock
Name: Stephen Brock Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Brock	President, Chief Executive Officer and Director	January 5, 2009
Stephen Brock	(Principal Executive Officer)

/s/ Trae O'Neil High	Treasurer and Chief Financial Officer	January 5, 2009
Trae O'Neil High	(Principal Financial Officer and
Principal Accounting Officer)