Form 10KSB/A
period 2008-09-30
PUBLIC CO MANAGEMENT CORP
filed 2009-01-26
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Public Company Management Corporation ("PCMC") is amending its annual report on Form 10-KSB for the fiscal year ended September 30, 2008 which was originally filed with the Securities and Exchange Commission on December 30, 2008, and amended on January 5, 2009.  This amendment includes the proper certifications from PCMC’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302.  The certifications which were originally provided did not include paragraph 4(b) regarding our management’s internal control report.

Except for the amended information in our Form 10-KSB/A filed on January 5, 2009, and the foregoing amended information, our Forms 10-KSB/A continue to speak as of the date of the original filing on December 30, 2008, and PCMC has not updated the disclosures contained herein to reflect events that occurred at a later date unless otherwise noted.

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)(2)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
3.4(2)	Amended Bylaws
10.1(4)	Subscription Agreement accepted July 22, 2008
14(3)	Code of Ethics
21(3)	Subsidiaries of PCMC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(5)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein
(1)	Filed as Exhibits 3.1 and 3.2, respectively, to the registrant’s Form 10-SB filed with the SEC on November 19, 2002, and incorporated herein by reference.
(2)
Filed as Exhibits 3.1 (along with the Articles of Incorporation) and Exhibit 3.2, respectively, to the registrant’s Form 10-QSB filed with the SEC on May 18, 2005, and incorporated herein by reference.

(3)	Filed as Exhibit 14 and Exhibit 21, respectively, to the registrant’s Form 10-KSB filed with the SEC on December 28, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the registrant’s Form 10-KSB filed with the SEC on December 30, 2008, and incorporated herein by reference.
(5)	Filed as Exhibit 32.1 to the registrant’s Form 10-KSB/A filed with the SEC on January 5, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: January 19, 2009	By:	/s/ Stephen Brock
Name: Stephen Brock Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Brock	President, Chief Executive Officer and Director	January 26, 2009
Stephen Brock	(Principal Executive Officer)

/s/ Trae O'Neil High	Treasurer and Chief Financial Officer	January 26, 2009
Trae O'Neil High	(Principal Financial Officer and
Principal Accounting Officer)