Form 10-Q
period 2008-12-31
PUBLIC CO MANAGEMENT CORP
filed 2009-01-26
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5770 El Camino Road, Las Vegas, NV 89118
(Address of principal executive offices)  (Zip Code)

(702) 222-9076
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of January 16, 2009, there were 29,276,816 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management's Discussion and Analysis.	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 6. Exhibits.	13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS

CURRENT ASSETS
Cash	$14,809	$20,284
Accounts receivable, net	-	17,955
Marketable securities	488,932	726,448
Subscription receivable	30,000	115,000
Other assets	10,150	14,000
Total current assets	543,891	893,687

Non-current marketable securities	515,195	520,024
Furniture and equipment, net	22,230	26,552
TOTAL ASSETS	$1,081,316	$1,440,263

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$279,753	$298,974
Accounts payable and accrued expenses to related parties	798,240	740,843
Current portion of installment notes payable	5,982	9,104
Bank line of credit	38,057	39,793
Advances from related party	2,592	33,129
Deferred revenues	543,050	825,550
TOTAL LIABILITIES	1,667,674	1,947,393

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 shares authorized 29,276,816 and 29,276,816 shares issued and outstanding, respectively	29,277	29,277
Paid-in-capital	4,371,810	4,371,810
Subscription receivable	(42,500)	(135,000)
Accumulated deficit	(4,944,945)	(4,773,217)
TOTAL STOCKHOLDERS’ DEFICIT	(586,358)	(507,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,081,316	$1,440,263

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

Revenue	$63,835	$488,591

General and administrative	236,367	289,518
Bad debt expense	19,233	5,387
Depreciation and amortization	4,322	4,708

Total operating expenses	259,922	299,613

Net income (loss) from operations	(196,087)	188,978

Other income and (expense)
Impairment of non-marketable securities	-	(296,042)
Interest expense	(1,367)	(3,213)
Interest income	-	1,687
Realized loss on sale of securities	(2,254)	(17,076)
Unrealized gain on marketable securities	27,980	208,520

Total other income (expenses)	24,359	(106,124)

NET INCOME (LOSS)	$(171,728)	$82,854

Weighted average shares outstanding	29,276,816	28,140,877

Basic and diluted net income (loss) per share	$(0.01)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(171,728)	$82,854
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,322	4,708
Bad debt expense	19,233	5,387
Stock issued for services	-	3,500
Changes in:
Marketable and non-marketable securities	19,470	283,205
Accounts and stock receivable	(1,278)	(9,217)
Other assets	3,850	-
Accounts payable and accrued expenses	(19,221)	(68,674)
Accounts payable and accrued expenses to related parties	57,397	72,418
Deferred revenue	(59,625)	(425,000)

Net Cash Used in Operating Activities	(147,580)	(50,819)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	177,500	-
Net payments on bank line of credit	(1,736)	1,211
Payments on installment notes payable	(3,122)	(7,241)
Repayment of advances from related party	(85,298)	(3,750)
Advances from related party	54,761	58,134

Net Cash Provided by Financing Activities	142,105	48,354

Net decrease in cash	(5,475)	(2,465)

Cash at beginning of period	20,284	18,166

Cash at end of period	$14,809	$15,701

Cash paid during the period for:
Interest	$1,367	$3,212
Income taxes	-	-

Non-cash investing and financing activities:
Change in market value of securities held as deferred revenue	$222,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Public Company Management Corporation (“PCMC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto filed with the SEC on Form 10-KSB, as amended.  In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2008 as reported in the Form 10-KSB, as amended, have been omitted.

NOTE 2 - COMMON STOCK

At December 31, 2008, PCMC had accrued a total of 573,776 shares valued at $82,265 for services to be paid in stock in the future, of which 568,776 shares valued at $81,715 were accrued to current and former executive officers of PCMC.

NOTE 3 – RELATED PARTY

During the three months ended December 31, 2008, PCMC received $54,761 in advances from its President and CEO and repaid $85,298.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, PCMC collected $30,000 of its subscription receivable.  Accordingly, this amount is recorded as a current asset as of December 31, 2008.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB, as amended, and other documents filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”).  Therefore, these types of statements may prove to be incorrect.

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

How We Generate Revenue

During fiscal 2008, we derived revenue from the following activities:

Educational White Papers, Open Lines and Consultations.  We have a database of over 140 educational white papers that serve growth-stage business owners and financial executives.  We sell these white papers over the internet at retail prices ranging from $9.95 to $194.95 per paper.  We also conduct open lines communication and consultations with potential clients regarding their prospects of becoming public companies.  Although this source of revenue accounted for less than one percent of our total revenue during fiscal 2008, these sales, open lines and consultations attract clients seeking to become fully reporting, publicly traded companies with which we may enter into engagements to provide our management consulting and regulatory compliance services.

Management Consulting Services.  We provide management consulting services under the PCMC Roadmap™ and the Always-On Management™ program to small business clients seeking to become fully reporting, publicly traded companies.  During fiscal 2008, we generated fifty-one percent (51%) of our revenue from management consulting services.  Rather than charging these clients cash at a fair market rate of $425 per hour, we offer them contracts with a fee structure consisting of a mix of stock and cash. Under this structure, we currently receive 1.25 million shares of common stock of the client plus $85,000 for management consulting services and, as discussed below, $48,000 for compliance services.

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

Known Trends, Events and Uncertainties

US Recession

In December 2008, a panel of economists of the National Bureau of Economic Research which is responsible for determining the dates of business cycles confirmed that a US recession began in December 2007: the economy began shrinking in a downturn that was exacerbated by the financial crisis that took hold of the capital markets beginning in September 2008.  Our clients conduct one or more self-underwritten private offerings, a state registered offering or a direct public offering to fund their operations and develop a suitable market base so that they may obtain a trading symbol.  After they become fully reporting, publicly traded companies, they generally require additional capital to further fund and expand their operations.

During at least the last twelve months, several of our clients have experienced difficulty completing their offerings as private companies or obtaining additional capital as publicly traded companies.  We believe that the US recession and financial crisis may be a significant factor in their inability to complete offerings.  The US recession is likely to continue well into 2009 with a moderate recovery in 2010, according to forecasts from the US Federal Reserve.  If our private company clients cannot successfully complete their offerings, then they will be unable to move forward in the process of becoming fully reporting, publicly traded companies which would have a material adverse effect on our financial condition, results of operations and cash flows.  If our public company clients cannot obtain additional capital, then they may terminate their status as public companies or take other steps to become private companies, which would inhibit our ability to sell shares that we hold in those clients and have a material adverse effect on our financial condition, results of operations and cash flows.

Client Progress Reports or Requests for Payment

We have developed a list of tasks that reflect the activities that we typically perform during an engagement for each milestone on which we generate revenue from management consulting services.  We have determined that it takes approximately 1,600 hours to complete a management consulting services engagement.  We provide performing clients with progress reports that show their current status in the process of becoming fully reporting, publicly traded companies and the value of our services as of the date of the report.

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

Revenue Recognition

We have experienced delays in recognizing revenue from our contracts for management consulting services.  Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies.  Our clients face obstacles in undertaking this process.  The primary obstacles which they face relate to their ability to provide suitable financial statement information and non-financial statement information.  In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves.

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

During fiscal 2008, we continued to use audit coordinators in our business model to assist our clients in preparing their financial statements in compliance with SEC regulations.  In many cases, we mandate that our clients engage an audit coordinator as a condition to entering an engagement.  Initially, an audit coordinator will interview a client’s personnel and review their accounting systems and methodology and financial records to determine their proficiency and level of adherence to accounting standards.  If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function.  Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process.  Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC.

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

Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Our revenue was $63,835 for the three months ended December 31, 2008, as compared to $488,591 for the three months ended December 31, 2007.  The decrease in revenue was primarily due to a decrease in the number of clients that reached milestones in the process of becoming fully reporting, publicly traded companies.  During the three months ended December 31, 2008, a client’s Nevada state registered offering became effective and we provided regulatory compliance services to another client.

General and administrative expense decreased $53,151 or 18%, to $236,367 for the three months ended December 31, 2008, as compared to general and administrative expense of $289,518 for the three months ended December 31, 2007.  The decrease in general and administrative expense was primarily due to a decrease in stock compensation to executive officers and members of various advisory boards.

Bad debt expense was $19,233 for the three months ended December 31, 2008, as compared to bad debt expense of $5,387 for the three months ended December 31, 2007.  The increase in bad debt expense was primarily due to an increase in outstanding invoices over ninety days old.

Depreciation and amortization expense was $4,322 for the three months ended December 31, 2008, as compared to depreciation and amortization expense of $4,708 for the three months ended December 31, 2007.

Total operating expenses decreased $39,691, or 13%, to $259,922 for the three months ended December 31, 2008, as compared to total operating expenses of $299,613 for the three months ended December 31, 2007.  The decrease in total operating expenses was primarily due to the decrease in general and administrative expense discussed above.

We had net loss from operations of $196,087 for the three months ended December 31, 2008, as compared to net income from operations of $188,978 for the three months ended December 31, 2007.  The change from net income to net loss from operations was primarily due to the decrease in revenue, discussed above.

We did not have impairment of non-marketable securities for the three months ended December 31, 2008. We had impairment of non-marketable securities of $296,042 for the three months ended December 31, 2007. During the three months ended December 31, 2007, the common stock of one of our clients became publicly traded with low volume and, as of December 31, 2007, a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share upon sell of our shares.  Although we did not have impairment of non-marketable securities for the three months ended December 31, 2008, a significant portion of our assets consists of stock issued by small, unproven issuers which could be subject to future impairment.

Interest expense was $1,367 for the three months ended December 31, 2008, as compared to interest expense of $3,213 for the three months ended December 31, 2007.  The decrease in interest expense was due to a decrease in the amount of our debt.

We did not have interest income for the three months ended December 31, 2008.  We had interest income of $1,687 for the three months ended December 31, 2007. The decrease in interest income was due to a decrease in our cash balances.

We had realized loss on sale of marketable securities of $2,254 for the three months ended December 31, 2008, as compared to realized loss on sale of marketable securities of $17,076 for the three months ended December 31, 2007. We have realized loss on sale of marketable securities when the amount we receive from the sale is less than the book value of the securities sold.  The decrease in realized loss on the sale of marketable securities was due to a decrease in the differences between the amount we received from the sale and the book value of the securities sold.

We had unrealized gain on marketable securities of $27,980 for the three months ended December 31, 2008, as compared to unrealized gain on marketable securities of $208,520 for three months ended December 31, 2007. We have unrealized gain on marketable securities when the market value on the balance sheet date is greater than the book value of the securities that we hold as of such date. The decrease in unrealized gain on marketable securities was due to decreases in the market value of marketable securities that we held as of the balance sheet date.

We had net loss of $171,728 (and net loss per share of $0.01) for the three months ended December 31, 2008, as compared to net income of $82,854 (and net income per share of $0.00) for the three months ended December 31, 2007. The change from net income to net loss was primarily due to the decrease in revenue as discussed above.

We had an accumulated deficit of $4,944,945 as of December 31, 2008.

Liquidity and Capital Resources

We had total current assets of $543,891 as of December 31, 2008, which consisted of cash of $14,809, marketable securities of $488,932, subscription receivable of $30,000 and other assets of $10,150.

We had total current liabilities of $1,664,674 as of December 31, 2008, which consisted of accounts payable and accrued expenses to related parties of $798,240, deferred revenues of $543,050, accounts payable and accrued expenses of $279,753, bank line of credit of $38,057, current portion of installment notes payable of $5,982, and advances from related party of $2,592 that we received from Stephen Brock, our President and CEO, sole director and majority shareholder.  Accounts payable and accrued expenses to related parties includes accrued cash compensation of $585,000 to Mr. Brock and cash and stock compensation of $131,525 and $81,715, respectively, to other current and former executive officers.

We had negative working capital of $1,123,783 as of December 31, 2008.  The ratio of current assets to current liabilities was 33% as of December 31, 2008.

The underlying driver which impacts our working capital is having clients that have made it through the process of becoming fully reporting, publicly traded companies and developed markets for their securities.  Rather than charging clients cash payments at $425 per hour, we offer them contracts with a fee structure consisting primarily of the client’s stock and 19% to 22% cash. We are currently using cash collected from clients and sales of our client securities to cover our overhead.  We may also receive net cash payments from Stephen Brock, our President, CEO, sole director and majority shareholder.

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

During the three months ended December 31, 2008, we had a net decrease in cash of $5,475; consisting of net cash used in operating activities of $147,580 which was offset by net cash provided by financing activities of $142,105.

Net cash used in operating activities was $147,580 for the three months ended December 31, 2008, consisting of net loss of $171,728, decrease in deferred revenue of $59,625 and accounts payable and accrued expenses of $19,221 and an increase in accounts and stock receivable of $1,278 which were offset by adjustments for depreciation and amortization of $4,322 and bad debt expense of $19,233, decreases in marketable and non-marketable securities of $19,470 and other assets of $3,850 and an increase in accounts payable and accrued expenses to related parties of $57,397.

We did not have net cash from investing activities for the three months ended December 31, 2008.

Net cash provided by financing activities was $142,105 for the three months ended December 31, 2008, consisting of proceeds from issuance of common stock of $177,500 and advances from related party of $54,761 which were offset by repayment of advances from related party of $85,298, payments on installment notes payable of $3,122 and net payments on bank line of credit of $1,736.  Advances, and repayment of advances, from related party represents amount received from, and paid to, Stephen Brock, our President, CEO, sole director and majority shareholder.

We believe that we can meet our cash requirements during the next twelve months from sales of marketable securities, new clients, client milestone cash payments due, and certain capital raising efforts being undertaken. Further, in the past, Stephen Brock has provided personal capital funding to us. Mr. Brock has expressed his intent to continue to support our operations with additional funds in the event other outside funding sources or sales of marketable securities do not provide sufficient funds during the next twelve months.  During the period covered by this report, we had net repayments of advances from Mr. Brock of $30,537 (after taking into account his current period advances to us of $54,761).  We will continue our efforts to collect cash payments owed to us from clients who we believe have breached our agreements.  See the discussion under the heading “Client Progress Reports or Requests for Payment”, discussed above.  We plan to continue these efforts during the next twelve months.  We are also considering an attempt to raise additional debt or equity capital from third parties.  During fiscal 2008, we sold 1,000,000 shares of common stock for $500,000 to a relative of Mr. Brock.  As of December 31, 2008, we had received $427,500 of the funds.  Subsequent to December 31, 2008, we received $30,000 of the remaining amount.  We expect to receive the remaining $42,500 during the second quarter of fiscal 2009. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.  The US recession and financial crisis (discussed above under the heading “Known, Trends Events and Uncertainties”, “US Recession”) could have a material adverse effect on our planned sources of capital.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon performance of the services provided.  Providing management consulting services may take several months.  We generally recognize revenue related to our management consulting engagements at the completion of four milestones in the public reporting process.  See the discussion above under the heading “How We generate Revenue”, “Management Consulting Services”.

Revenues are not recognized for the value of securities received as payment for services when there is no public trading market and there have been no recent private sales of the security.

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively.  As of the period covered by this report, we had deferred revenues of $543,050, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  In our Form 10-KSB, as amended, we identified material weakness related to deficiencies in our control environment, staffing of our financial accounting department and segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: January 26, 2009	By:	/s/ Stephen Brock
Name: Stephen Brock Title: Chief Executive Officer

Date: January 26, 2009	By:	/s/ Trae O'Neil High
Name: Trae O'Neil High Title: Chief Financial Officer