Form 10-Q
period 2009-03-31
PUBLIC CO MANAGEMENT CORP
filed 2009-05-12
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0493734 (I.R.S. Employer Identification No.)

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

Yes ☐    No ☒

As of May 4, 2009, there were 29,276,816 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management's Discussion and Analysis.	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 5. Other Information.	13

Item 6. Exhibits.	13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$8,661	$20,284
Accounts receivable, net	-	17,955
Marketable securities	385,717	726,448
Subscription receivable	-	115,000
Other assets	9,100	14,000
Total current assets	403,478	893,687

Non-current marketable securities	287,559	520,024
Furniture and equipment, net	17,977	26,552
TOTAL ASSETS	$709,014	$1,440,263

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$266,197	$298,974
Accounts payable and accrued expenses to related parties	790,914	740,843
Current portion of installment notes payable	2,784	9,104
Bank line of credit	40,980	39,793
Advances from related party	25,012	33,129
Deferred revenues	509,050	825,550
TOTAL LIABILITIES	1,634,937	1,947,393

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 shares authorized 29,276,816 and 29,276,816 shares issued and outstanding, respectively	29,277	29,277
Paid-in-capital	4,371,810	4,371,810
Subscription receivable	(20,000)	(135,000)
Accumulated deficit	(5,307,010)	(4,773,217)
TOTAL STOCKHOLDERS’ DEFICIT	(925,923)	(507,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$709,014	$1,440,263

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$3,701	$122,231	$67,536	$610,822

General and administrative	102,837	351,556	339,204	641,074
Bad debt expense	786	134,323	20,019	139,710
Depreciation and amortization	4,253	4,369	8,575	9,077

Total operating expenses	107,876	490,248	367,798	789,861

Net loss from operations	(104,175)	(368,017)	(300,262)	(179,041)

Other income (expense)
Impairment of non-marketable securities	-	(146,958)	-	(443,000)
Interest expense	(1,106)	(4,475)	(2,473)	(7,688)
Interest income	-	537	-	2,224
Realized gain on sale of securities	8,047	23,181	5,793	6,105
Unrealized gain (loss) on marketable securities	(264,831)	(135,427)	(236,851)	73,093

Total other expenses	(257,890)	(263,142)	(233,531)	(369,266)

NET LOSS	$(362,065)	$(631,159)	$(533,793)	$(548,305)

Weighted average shares outstanding	29,276,816	28,435,156	29,276,816	28,384,367

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(533,793)	$(548,305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,575	9,077
Bad debt expense	20,019	139,710
Impairment of non-marketable securities	-	443,000
Stock issued for services	-	9,880
Changes in:
Marketable and non-marketable securities	316,321	203,684
Accounts and stock receivable	(2,064)	(133,417)
Other assets	4,900	-
Accounts payable and accrued expenses	(32,777)	(14,077)
Accounts payable and accrued expenses to related parties	50,071	142,021
Deferred revenue	(59,625)	(377,917)

Net Cash Used in Operating Activities	(228,373)	(126,344)

Cash Flows Used in Investing Activities
Purchase of fixed assets	-	(754)

Cash Flows From Financing Activities
Collection of subscription receivable	230,000	-
Net proceeds from bank line of credit	1,187	1,072
Payments on installment notes payable	(6,320)	(14,534)
Repayment of advances from related party	(209,460)	-
Advances from related party	201,343	144,493

Net Cash Provided by Financing Activities	216,750	131,032

Net decrease in cash	(11,623)	3,934

Cash at beginning of period	20,284	18,166

Cash at end of period	$8,661	$22,100

Cash paid during the period for:
Interest	$1,367	$7,688
Income taxes	-	-

Non-cash investing and financing activities:
Change in market value of securities held as deferred revenue	$256,875	$-

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

NOTE 2 - GOING CONCERN

During the six months ended March 31, 2009, PCMC has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its President and CEO. In addition to negative cash flow from operations, PCMC has experienced recurring net losses, and has a negative working capital and stockholders' deficit.

These factors raise substantial doubt about PCMC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

NOTE 3 - COMMON STOCK

At March 31, 2009, PCMC had accrued a total of 573,776 shares valued at $82,265 for services to be paid in stock in the future, of which 568,776 shares valued at $81,715 were accrued to current and former executive officers of PCMC.

NOTE 4 – RELATED PARTY

During the six months ended March 31, 2009, PCMC received $201,343 in advances from its President and CEO and repaid $209,460.

NOTE 5 - FAIR VALUE MEASUREMENTS

PCMC's current and non-current marketable securities are measured at fair value using level 1 inputs as defined by FAS 157; that is, using quoted prices in active markets for identical assets or liabilities. The fair value of these securities based on level 1 inputs was $673,276 as of
March 31, 2009.

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

How We Generate Revenue

Historically, we have derived revenue from the following activities:

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

Management Consulting Services.  We offer management consulting services under the PCMC Roadmap™ and the Always-On Management™ program to small business clients seeking to become fully reporting, publicly traded companies.  Rather than charging these clients cash at a fair market rate of $425 per hour, we offer them contracts with a fee structure consisting of a mix of stock and cash. Under this structure, we receive 1.25 million shares of common stock of the client plus $85,000 for management consulting services and, as discussed below, $48,000 for compliance services.

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

We also offer a broad range of value-added management consulting services on an hourly basis.  Our current rate for these services is $425 per hour.  These services are designed to improve corporate structures, business practices and procedures, record keeping, accounting and corporate governance in order for small private companies to advance and sustain themselves in the capital markets. We receive payment for these services in the form of cash; however, for those clients receiving services under our PCMC Roadmap, discussed above, we may also receive payment in the form of additional client stock for time delays caused by the client or additional management consulting services outside of the scope of the engagement that the client may ask us to perform.

Compliance Services.  We offer regulatory compliance services to public companies.  These services also include corporate governance matters under the Sarbanes-Oxley Act of 2002. Our rate for these services is $425 per hour; however as part of our management consulting services contracts with clients seeking to become a fully reporting, publicly traded company, we offer these services for $48,000 for the first twelve months after a client becomes a public company.

During the period covered by this report, we did not generate revenue from management consulting or regulatory compliance services due to the US Recession (discussed below under the heading “Known, Trends Events and Uncertainties”, “US Recession”).

Known Trends, Events and Uncertainties

US Recession

In December 2008, a panel of economists of the National Bureau of Economic Research which is responsible for determining the dates of business cycles confirmed that a US recession began in December 2007: the economy began shrinking in a downturn that was exacerbated by the financial crisis that took hold of the capital markets beginning in September 2008.  The US Department of Commerce, Bureau of Economic Analysis reported that advance estimates show that the US economy contracted at a 6.1% rate in the first quarter of 2009.  Economic activity is likely to remain weak for a time: possibly well into 2009 with a moderate recovery in 2010, according to statements and forecasts from the US Federal Reserve.  As a result of the Great Recession, the demand for our management consulting or regulatory compliance services significantly decreased.  We did not generate any revenue from these services during the period covered by this report, which is having a materially adverse effect on our financial condition, results of operations and cash flows. As the US economy recovers, we expect the demand for our services to increase.

While our financial performance during the period covered by this report was adversely affected by the economy-driven drop in demand and freezing credit markets, we launched operational and financial measures that we hope will improve our financial condition, results of operations and cash flows. For example, Stephen Brock, our sole executive officer, reduced his compensation from $180,000 to $1 per year, which saved us approximately $90,000 during the six months ended March 31, 2009. We converted needed chief legal officer and chief financial officer services from an annual salary to an engagement-by-engagement basis. We are also exploring options such as issuances of debt or equity securities to fund new marketing efforts and to strengthen our liquidity.

Our clients conduct one or more self-underwritten private offerings, a state registered offering or a direct public offering to fund their operations and develop a suitable market base so that they may obtain a trading symbol.  After they become fully reporting, publicly traded companies, they generally require additional capital to further fund and expand their operations.  During at least the last fifteen months, several of our clients have experienced difficulty completing their offerings as private companies or obtaining additional capital as publicly traded companies.  We believe that the Great Recession is a significant factor in their inability to complete offerings.  Until our private company clients successfully complete their offerings, they cannot move forward in the process of becoming fully reporting, publicly traded companies which is having a material adverse effect on our financial condition, results of operations and cash flows.  If our public company clients cannot obtain additional capital, then they may terminate their status as public companies or take other steps to become private companies, which would inhibit our ability to sell shares that we hold in those clients and have a material adverse effect on our financial condition, results of operations and cash flows.

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

We reviewed our engagements with slow performing and inactive clients.  The review consisted of identifying the last milestone reached by each client, reviewing our files for each client, and reviewing each client’s intranet and email communications between us and the client as well as various consultants that provided services to the client. During the review, we documented the work, both within and outside of the scope of each engagement, in terms of estimated hours that we performed for the client. In performing our reviews, we discovered that we had provided management consulting services with an estimated value of several hundreds of thousands of dollars on the client engagements.  During fiscal 2008, we received a limited amount of cash from these engagements and hold (or are owed) shares of their common stock.  These shares have become (or would be) worthless to us since our business model is driven by clients that have made it through the process of becoming fully reporting, publicly traded companies.  We used the documentation to provide our slow-performing and inactive clients with requests for payment for our services on an hourly basis.

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

2009 Milestones

During the period covered by this report, we accomplished the following corporate milestones:

● Two clients’ Nevada state registered offerings became effective. One client is a national provider of online and home-based career and technical education or CTE, services. The other client is a Las Vegas-based operator of seven full services automotive maintenance and repair shops. Both clients plan to file with the SEC to become fully reporting and with the FINRA to become publicly traded on the OTCBB after they complete their offerings. See “US Recession” above for a discussion of the recession’s effect on the ability to complete securities offerings.

● We added a seasoned securities attorney with sixteen years of experience as Director of Securities Registration and Licensing in the Nevada Secretary of State’s Securities Division to serve as our State Securities Consultant. This consultant will work with clients that are filing for Nevada state registered offerings which allow small companies to raise up to $1 million by offering securities to residents of, and qualified guests in the State of Nevada.

● We presented our business model, received feedback and obtained client leads at two investor conferences.

Revenue Recognition

We have experienced delays in recognizing revenue from our contracts for management consulting services.  Whether or not we meet the milestones for recognizing such revenue is dependent on the time it takes for our clients to make it through the process of becoming fully reporting, publicly traded companies.  Our clients face obstacles in undertaking this process.  The primary obstacles other than the US Recession (discussed above) which they face relate to their ability to provide suitable financial statement information and non-financial statement information.  In addition, some of our clients have experienced delays in reorganizing or restructuring their organizations to suit that of a public company and others have run out of financial resources due to unexpected events including the delays themselves.

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

We use audit coordinators in our business model to assist our clients in preparing their financial statements in compliance with SEC regulations.  In many cases, we mandate that our clients engage an audit coordinator as a condition to entering an engagement.  Initially, an audit coordinator will interview a client’s personnel and review their accounting systems and methodology and financial records to determine their proficiency and level of adherence to accounting standards.  If a client does not have suitable personnel, the audit coordinator will recommend early in the process that the client hire someone internally who can fulfill the client’s accounting function.  Audit coordinators also serve as a liaison between the client and their independent auditor during the audit or financial statement review process.  Audit coordinators teach our clients how to accumulate and communicate financial information within their organizations’ and record, process, summarize and report their financial information within the time periods specified by the SEC.

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

Results of Operations for the Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Our revenue was $67,536 for the six months ended March 31, 2009, as compared to $610,822 for the six months ended March 31, 2008.  During fiscal 2008, we generated sixty-two percent (62%) and thirty-eight percent (38%) of our revenue from management consulting services and regulatory compliance services, respectively.  The US Recession (discussed above under the heading “Known, Trends Events and Uncertainties”, “The US Recession”) significantly decreased the demand for all of these services.  The decrease in revenue was due to the decrease in demand for our services.

General and administrative expense decreased $301,870 or 47%, to $339,204 for the six months ended March 31, 2009, as compared to general and administrative expense of $641,074 for the six months ended March 31, 2008.  Stephen Brock, our sole executive officer, reduced his compensation to $1 per year.  The decrease in general and administrative expense was primarily due to a decrease in executive compensation.

Bad debt expense was $20,019 for the six months ended March 31, 2009, as compared to bad debt expense of $139,710 for the six months ended March 31, 2008.  Bad debt expense for the six months ended March 31, 2009 was due to outstanding invoices over ninety days old, whereas bad debt expense for the six months ended March 31, 2009 was primarily due to amounts written off for nonpayment related to the compliance services portion of two large client contracts.

Depreciation and amortization expense was $8,575 for the six months ended March 31, 2009, as compared to depreciation and amortization expense of $9,077 for the six months ended March 31, 2008.

Total operating expenses decreased $422,063, or 53%, to $367,798 for the six months ended March 31, 2009, as compared to total operating expenses of $789,861 for the six months ended March 31, 2008.  The decrease in total operating expenses was primarily due to the decrease in general and administrative expense discussed above.

We had net loss from operations of $300,262 for the six months ended March 31, 2009, as compared to net loss from operations of $179,041 for the six months ended March 31, 2008.  The increase in net loss from operations was due to the decrease in revenue, discussed above.

We did not have impairment of non-marketable securities for the six months ended March 31, 2009. We had impairment of non-marketable securities of $443,000 for the six months ended March 31, 2008. During the six months ended March 31, 2008, the common stock of one of our clients became publicly traded with low volume and, as of March 31, 2008, a market price per share that was lower than the price per share that we recorded for our shares in March 2005. In addition, there were no identifiable facts or circumstances to suggest that we would recognize more than the prevailing market price per share upon sell of our shares.  Although we did not have impairment of non-marketable securities for the six months ended March 31, 2009, a significant portion of our assets consists of stock issued by small, unproven issuers which could be subject to future impairment.

Interest expense was $2,473 for the six months ended March 31, 2009, as compared to interest expense of $7,688 for the six months ended March 31, 2008.  The decrease in interest expense was due to a decrease in the amount of our debt.

We did not have interest income for the six months ended March 31, 2009.  We had interest income of $2,224 for the six months ended March 31, 2008. The decrease in interest income was due to a decrease in our cash balances.

We had realized gain on sale of marketable securities of $5,793 for the six months ended March 31, 2009, as compared to realized gain on sale of marketable securities of $6,105 for the six months ended March 31, 2008. We have realized gain on sale of securities when the amount we receive from the sale is more than the book value of the securities sold.  The decrease in realized gain on the sale of securities was due to a decrease in the differences between the amount we received from the sale and the book value of the securities sold.

We had unrealized loss on marketable securities of $236,851 for the six months ended March 31, 2009, as compared to unrealized gain on marketable securities of $73,093 for six months ended March 31, 2008. We have unrealized gain/(loss) on marketable securities when the market value on the balance sheet date is greater than/(less than) the book value of the securities that we hold as of such date. The change from unrealized gain to unrealized loss on marketable securities was due to decreases in the market value of marketable securities that we held as of the balance sheet date.

We had net loss of $533,793 (and net loss per share of $0.02) for the six months ended March 31, 2009, as compared to net loss of $548,305 (and net loss per share of $0.02) for the six months ended March 31, 2008. The decrease in net loss was primarily due to the decrease in general and administrative expense which was offset by the decrease in revenue as discussed above.

We had an accumulated deficit of $5,307,010 as of March 31, 2009.

Liquidity and Capital Resources

We had total current assets of $403,478 as of March 31, 2009, which consisted of cash of $8,661, marketable securities of $385,717 and other assets of $9,100.

We had total current liabilities of $1,634,937 as of March 31, 2009, which consisted of accounts payable and accrued expenses to related parties of $790,914, deferred revenues of $509,050, accounts payable and accrued expenses of $266,197, bank line of credit of $40,980, advances from related party of $25,012 that we received from Stephen Brock, our sole executive officer and director and majority shareholder and current portion of installment notes payable of $2,784.  Accounts payable and accrued expenses to related parties includes accrued cash compensation of $540,000 to Mr. Brock and cash and stock compensation of $169,199 and $81,715, respectively, to former executive officers.

We had negative working capital of $1,231,459 as of March 31, 2009.  The ratio of current assets to current liabilities was 25% as of March 31, 2009.

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

The majority of our potential value is in the common stock we own of our clients.  These shares are divided on our balance sheet into marketable securities (a current asset) and non-marketable securities.  Until such time as our clients’ common stock becomes publicly traded and there is evidence of a market in those securities to sustain sales of the shares that we hold, we classify non-marketable securities as a long-term asset; however, we classify deferred revenue associated with our contracts as a current liability. As a result, the common stock of any particular client will have a negative effect on our working capital until such time as the client becomes a fully reporting, publicly traded company and there is evidence that we could sell our shares in the market. Classifying non marketable securities as a long-term asset and deferred revenue as a current liability creates less working capital and a lower ratio of current assets to current liabilities than what they otherwise would be if deferred revenue was classified as a long-term liability.  As our current clients reach milestones, we would recognize revenue and offset deferred revenues, which balance was $509,050 as of March 31, 2009.  As our clients become fully reporting, publicly traded companies and there is a market in which we could sell our shares, non-marketable securities, which balance was $287,559 as of March 31, 2009, would become marketable securities.  Both of these results would have a significant positive impact on our working capital; however, new client contracts would create additional non-marketable securities and deferred revenues which would offset such positive effect.

During the six months ended March 31, 2009, we had a net decrease in cash of $11,623; consisting of net cash used in operating activities of $228,373 which was offset by net cash provided by financing activities of $216,750.

Net cash used in operating activities was $228,373 for the six months ended March 31, 2009, consisting of net loss of $533,793, decreases in deferred revenue of $59,625 and accounts payable and accrued expenses of $32,777 and an increase in accounts and stock receivable of $2,064 which were offset by adjustments for depreciation and amortization of $8,575 and bad debt expense of $20,019, decreases in marketable and non-marketable securities of $316,321 and other assets of $4,900 and an increase in accounts payable and accrued expenses to related parties of $50,071.

We did not have net cash from investing activities for the six months ended March 31, 2009.

Net cash provided by financing activities was $216,750 for the six months ended March 31, 2009, consisting of collection of subscription receivable of $230,000, advances from related party of $201,343 and net proceeds from bank line of credit of $1,187 which were offset by repayment of advances from related party of $209,460 and payments on installment notes payable of $6,320.  Advances, and repayment of advances, from related party represents amount received from, and paid to, Stephen Brock, our sole executive officer and director and majority shareholder. As of March 31, 2009, we had advances from Mr. Brock of $25,012.

We need an additional $60,000 and $240,000 for the next three months and twelve months, respectively.  We plan to satisfy our capital requirements from sales of marketable securities, new clients, client milestone cash payments; however, the US Recession is limiting our ability to sell securities and sign new clients and our clients’ ability to achieve milestones.  See the discussion under the heading “Known, Trends Events and Uncertainties”, “The US Recession”.  Historically, Stephen Brock has provided personal capital funding to us to support our operations when other outside funding sources or sales of marketable securities did not provide sufficient funds; however, Mr. Brock is unable to continue to support us.  During the period covered by this report, we had net repayments on advances from Mr. Brock of $8,117 (after taking into account our current period repayments to him of $209,460).  We will continue our efforts to collect cash payments owed to us from clients who we believe have breached our agreements; however there can be no assurance that we will collect from them.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers including Mr. Brock or from shareholders.  If we are unable to satisfy our capital requirements, it could cause us to further curtail our business operations or cease to exist.

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

If we find that the relative amount of man hours and other expenditures required by us has materially changed for one or more of the milestones and that this change is of such a nature that it would likely also be incurred by our competitors in the marketplace or would change the relative value received by the clients for that milestone, it could warrant changing the percentages prospectively.  As of the period covered by this report, we had deferred revenues of $509,050, which were subject to changes in the percentage revenue earned for the remaining milestones.

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

Going concern. During the six months ended March 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on advances from Stephen Brock, our sole executive officer and director. In addition to negative cash flow from operations, we have experienced recurring net losses, and have a negative working capital and stockholders' deficit. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  In our Form 10-KSB, as amended, we identified material weakness related to deficiencies in our control environment, staffing of our financial accounting department and segregation of duties.

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

On March 31, 2009, Trae O'Neil High tendered his resignation as our Chief Legal Officer and our Chief Financial Officer, which resignations were accepted by our sole director.  Accordingly, Mr. High will no longer provide certifications or perform other functions as our principal financial officer and principal accounting officer.  Stephen Brock, our President and CEO will also provide certifications and perform other functions as our principal financial officer and principal accounting officer.

Item 6.  Exhibits.

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC COMPANY MANAGEMENT CORPORATION

Date: May 12, 2009	By:	/s/ Stephen Brock
Name: Stephen Brock
Title: Chief Executive Officer and
Principal Financial Officer