Form 10-Q
period 2022-06-30
PUBLIC CO MANAGEMENT CORP
filed 2022-08-22
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

9340 Wilshire Boulevard, Suite 203
Beverly Hills, CA	90212
(Address of principal executive offices)	( Zip Code)

Registrant’s Telephone Number, Including Area Code:  310.862.1957

Securities registered pursuant to the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCMC	OTC Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒

As of August 12, 2022, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our  General Form for Registration of Securities of Small Business Issuers Under Section 12(g) of the Securities Exchange Act of 1934, as amended, Amendment Number 1, as filed with the Securities and Exchange Commission (“SEC”) on July 25, 2022.

Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in subsequent reports, or amendments to reports, filed with the SEC on Forms 10, 10-K, 10-Q and 8-K.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC COMPANY MANAGEMENT CORP.

BALANCE SHEETS

	June 30, 2022	September 30, 2021

Assets
Current assets
Cash	$4,490	$6,688

Total Assets	$4,490	$6,688

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$16,974	$2,228
Accounts payable and accrued expenses - related party	32,164	26,237
Accrued interest payable – related party	60,404	52,529
Note payable – related party	350,000	350,000
Total Current Liabilities	$459,542	$430,994
Total Liabilities	$459,542	$430,994

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at September 30, 2021 and September 30, 2020	-	-
Common Stock, 50,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at June 30, 2022 and September 30, 2021	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,509,068)	(5,478,322)
Total stockholders’ deficit	(455,052)	(424,306)
Total liabilities and stockholders’ deficit	$4,490	$6,688

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	12,744	664	22,871	10,417
Total Operating Expenses	12,744	664	22,871	10,417

(Loss) from operations	(12,744)	(664)	(22,871)	(10,417)

Other income (expense)
Interest expense	(2,625)	(2,625)	(7,875)	(7,875)
Total Other Expense	(2,625)	(2,625)	(7,875)	(7,875)

Net (loss)	$(15,369)	$(3,289)	$(30,746)	$(18,292)

Basic and Diluted income (loss) per share
Basic and diluted income per share	(0.00)	(0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,493,699)	$(439,683)

Net loss	-	-	-	-	-	(15,369)	(15,369)
Balances at June 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,509,068)	$(455,052)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at March 31, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,471,585)	$(417,569)

Net loss	-	-	-	-	-	(3,289)	(3,289)
Balances at June 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,474,874)	$(420,858)

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(30,746)	(30,746)
Balances at June 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,509,068)	$(455,052)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2020	-	$-	34,276,816	$34,277	$5,019,739	$(5,456,582)	$(402,566)

Net loss	-	-	-	-	-	(18,292)	(18,292)
Balances at June 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,474,874)	$(420,858)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30
	2022	2021
Cash flows from operating activities
Net (loss)	$(30,746)	$(18,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	14,746	1,471
Accounts payable and accrued expenses	5,927	-
Accrued interest payable – related party	7,875	7,875
Net cash (used in) operating activities	(2,198)	(8,946)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(2,198)	(8,946)

Cash, beginning of period	6,688	16,000

Cash, end of period	$4,490	$7,054

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Public Company Management Corporation ("Company”), a Nevada corporation, was formed on October 26, 2000. On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an Exchange Agreement with the certain controlling shareholders of GoPublicToday.com, Inc., Pubco WhitePapers, Inc., and Public Company Management Services, Inc. The Company was the holding company for, and conducted its operations through, its subsidiary companies. The term "we" and "our" refers to the Company and its subsidiaries unless otherwise stated.

Pursuant to the Exchange Agreement, MyOffiz acquired approximately 92.1% of the outstanding shares of GoPublicToday.com, Inc., all of the outstanding shares of Pubco WhitePapers, Inc., and all of the outstanding shares of Public Company Management Services, Inc in exchange for the new issuance of an aggregate of 15,326,650 of MyOffiz's common stock. Subsequent to the Exchange Agreement, MyOffiz obtained 100% of the partially owned subsidiaries, changed its fiscal year end from June 30 to September 30, and changed its name to Public Company Management Corporation.

The Company was a management consulting firm that educated and assisted small businesses to improve their management, corporate governance, regulatory compliance, and other business processes, with a focus on capital market participation. The Company offered the following services to its clients at various stages of the business lifecycle:

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

The Company generated revenues primarily from consulting services that it provided to private company clients seeking to become fully reporting, publicly traded companies. The Company also generated revenue from regulatory compliance services that the Company was providing to public company clients that are required to file periodic and other reports with the Securities and Exchange Commission (“SEC”). The Company would be paid a flat fee for these services, which generally consisted of cash and restricted shares of the Company’s clients’ common stock.

Predicated upon the economic recession of 2008, commencing with the subprime mortgage crisis and bank crisis, a significant increase in housing foreclosures ultimately caused the stock market to crash in September 2008. At that time, and prior, the Company faced competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors, and other similar management consulting and regulatory compliance services firms. Due to (i) the inability to raise funds in the marketplace and (ii) the intense competition in every aspect of the Company’s business, the Company was unable to operate profitably.

Basis of Preparation

The accompanying financial statements include the financial information of PCMC Holdings Inc. (“PCMC”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

Adoption of New Accounting Standard

PCMC adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, at the start of the first quarter of 2019 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions for open contracts as of January 1, 2019. The adoption of the standard did not have a material impact on the Company’s Financial Statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-3, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instructions (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-3 is effective for us in our first quarter of fiscal 2023, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition, long-lived asset impairments and adjustments, deferred tax, stock-based compensation, and reserves for legal matters.

Cash and Cash Equivalents

PCMC considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2019-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Revenue Recognition

The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer
Contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company’ preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

2.	Identify the performance obligations in the contract
Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

3.	Determine the transaction price
Pricing is discussed and identified by the operations team prior to submitting an invoice to the customer.

4.	Allocate the transaction price to the performance obligations in the contract
If a contract involves multiple obligations, the transaction pricing is allocated accordingly, during the performance obligation phase.

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company’s advertising platform.

The company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-through. The report satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.

Sales are recognized when promised services are started in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales for service contracts generally are recognized as the services are being provided.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2022 and September 30 2021.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during 2022 and 2021: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2022 or 2021.

Basic and Diluted Net (Loss) per Share

	June 30, June 30,
	2022	2021
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(30,746)	$(18,292)
Net (Loss) attributable to PCMC	$(30,746)	$(18,292)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the nine months ended June 30, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2022 is zero.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2022 and September 30, 2021.

Fair Value of Financial Instruments

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers. The Company has no Level 3 Inputs.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of June 30, 2022 and September 30, 2021 were $410,404 and $402,529, respectively and related party accrued liabilities as of June 30, 2022 and September 30, 2021 of $32,164 and $26,237, respectively (see Note 5. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the nine months ended June 30, 2022 and 2021.

Advertising Cost

The Company spent no money for advertisement for the nine months ended June 30, 2022 and 2021.

Depreciation

The Company had no depreciation expense for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,509,068 since its inception and had a working capital deficit of $455,052 and negative cash flows from operations and limited business operations as of June 30, 2022. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

PCMC continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets would be necessary for the Company be unable to continue as going concern

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	June 30,	Sept 30,
Name	Note Date	Date	Rate	2022	2021

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	10/01/2021	3%	350,000	350,000

During the nine months ending June 30, 2022 and 2021, the Company had $7,875 and $7,875 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note matures on October 1, 2022 (the “Maturity Date”). On the Maturity Date, the Company must pay the holder the outstanding principal balance together with all accrued and unpaid interest.

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement shall terminate as of October 1, 2022, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of June 30, 2022 and September 30 2021, the Company owed $350,000 in principal, and owed $60,404 and $52,529 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has been advanced funds or had expenses paid on its behalf for operating expenses by related parties and these liabilities are reflected on the Balance Sheet as Accounts Payable and Accrued Expenses – Related Party. In the periods ended June 30, 2022 and September 30, 2021, related parties advanced the Company $5,927 and $0 and the balance owed related parties was $32,164 and $26,237 at June 30, 2022 and September 30, 2021, respectively.

During the nine months ending June 30, 2022 and 2021, the Company recorded interest expense to related parties on the $350,000 note payable of $7,875 and $7,875, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of June 30, 2022 and September 30, 2021, the Company has no preferred stock outstanding.

Common Stock

The Company has 50,000,000 shares of common stock authorized, $0.001 par value. As of June 30, 2022 and September 30, 2021, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the nine months ended June 30, 2022 and 2021.

NOTE 7 – INCOME TAXES

The Company follows ASC 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

As of June 30, 2022 and September 30, 2021, the Company's accumulated deficit was $5,509,068 and $5,478,322 respectively. Only $52,486 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since September 30, 2018 are still open.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued or were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation.

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide forward-looking statements in other materials that we release to the public.

Overview.

The Company’s current business objective is to seek a business combination with an operating company. The Company intend to use our limited personnel and financial resources in connection with such activities. We will utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock may significantly reduce the equity interest of our shareholders, will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director and may adversely affect the prevailing market price for our common stock.

If we issued debt securities, it could result in default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations, acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants, our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand, and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Going Concern.

The Company’s audited financial statements for the years ended September 30, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the years 2021 and 2020. The Company had total operating expenses of $ 11,240 during the years ended September 30, 2021 and total operating expenses of $ 1,014 in the year ended September 30, 2020. The Company incurred $ 10,500 interest expense during the year ended September 30, 2021 and during the year ended September 30, 2020. During the years ended September 30, 2021 and September 30, 2020, the Company had a net loss of $ 21,740 and $ 8,434 respectively.

The Company had not generated any revenues during the quarter ended June 30, 2022. The Company had total operating expenses of $ 12,744 for the three months ended June 30, 2021 and $ 22,841 for the nine months ended June 30, 2022 (as compared to $ 10,417 for the nine months ended September 30, 2021). The Company incurred $ 2,625 interest expense for the three months ended June 30, 2022 and $ 7,875 for the nine months ended June 30, 2021 and for the nine months ended September 30, 2022.

During the three months ended June 30, 2022 and the nine months ended June 30, 2021, the Company had a net loss of $ 15,369 and $ 3,280 respectively. During the nine months ended June 30, 2021 and the nine months ended June 30, 2020, the Company had a net loss of $ 30,746 and $ 18,292, respectively.

Liquidity and Capital Resources.

As of September 30, 2021 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of June 30, 2022, the Company had cash of $4,490 and as of September 30, 2022, the Company had $6,688 cash.

The Company had a negative cash flow from operations of $ 9,312 during the year ended September 30, 2021 and a negative cash flow from operations during the quarter ended June 30, 2022, due to a net loss of $ 30,746.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC.

The Company currently plans to satisfy its cash requirements for the next twelve months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or entities or individuals affiliated with either and believes it can satisfy its cash requirements so long as the Company are able to obtain financing from these parties. The Company expects that money borrowed will be used during the next twelve months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

During the next twelve months, we anticipate incurring costs related to filing of Securities Exchange Act of 1934, as amended, reports, franchise fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. The Company estimates that these costs will be in the range of ten to twelve thousand dollars per year, and that the Company will be able to meet these costs as necessary with funds to be advanced or loaned to us by Repository Services LLC and/or Specialty Capital Lenders LLC.

As of June 30, 2022, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $7,850, for a total of $97,108 evidenced by a note. As of the date hereof, the maturity date of the note was extended to October 1, 2022.

Off-Balance Sheet Arrangements.

As of September 30, 2021 and 2019, September 30, 2021 and 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended,.

Contractual Obligations and Commitments.

As of September 30, 2021 and 2019, September 30, 2021 and 2020, the Company did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and to be effected by the Board of Directors and management (solely Patrick McMahon), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(a)       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(c)       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.

Management is and will be responsible for establishing and maintaining adequate internal control over our financial reporting. To assist and because of lack of personnel, current management has engaged an outside certified public accountant to assist in the financial reporting. We have been informed that our outside certified public accountant has used various frameworks to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the reported then quarter ended.

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended,, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management and our Chief Executive Officer - Chief Financial Officer, to allow timely decisions regarding required disclosure.

Patrick McMahon with the assistance of our outside certified public accountant has conducted an evaluation of the effectiveness of our disclosure controls and procedures. The Company cause to perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by the report.

The Company's disclosure controls and procedures may not have been effective prior to our engaging an auditing firm and our preparation for the filing of our General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on Form 10 on June 1, 2022, as the Company was not required to address management’s assessment of disclosures controls and procedures. As that time, we instituted new reporting and approval procedures that have remediated any potential material weaknesses and the Company further concluded that our internal controls over financial reporting was effective. We are taking additional measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to any federal or state substantive changes that are applicable to us.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no legal proceeding pending against the Company as required by Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10 filed on June 1, 2022, as amended by Amendment No. 1 filed on July 25, 2022, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on Form 10 may not the only risks facing the Company. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

Although the Company’s plan of operation is to acquire an interest in a business opportunity, the Company is not currently engaged in any negotiations to acquire a business opportunity or effectuate a business combination. However, the majority shareholder has had preliminary negotiations that, if consummated, may result in a change in control. This change of control may subsequently result in the Company identifying a business opportunity and consummating a business combination. We have been informed that if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as our directors, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then not less than ten (10) days prior to the date any such person or persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall make a filing with the Securities and Exchange Commission and comply with the Securities Exchange Act of 1934, as amended. In the event there is any resulting acquisition of a business opportunity, the Securities Exchange Act of 1934, as amended, requires us to provide certain information about significant acquisitions, including audited financial statements.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	AMERICAN METALS RECOVERY AND RECYCLING, INC.

/s/ Patrick McMahon

Patrick McMahon,
President and Chief Executive Officer

