Form 10-K
period 2022-09-30
PUBLIC CO MANAGEMENT CORP
filed 2023-02-16
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-21436

PUBLIC COMPANY MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9340 Wilshire Boulevard, Suite 301, Beverly Hills, CA 90212

(Address of principal executive offices, Zip Code)

310 862.1957

(Registrant’s telephone number, including area code)

__________________________________

(Former address, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCMC	OTC Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☒  Yes No . ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,624,576 based on the closing price of $0.15 per share as reported on the OTC Markets as of that date.

As of February 13, 2023, the registrant had 34,276,816 shares of Common Stock outstanding.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of said Act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Public Company Management Corporation (hereinafter referred to as “we,” “us,” “our,” or “Company”) expects or anticipates, will or may occur in the future. In this Annual Report, forward-looking statements are identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on a range of factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Any safe harbor provisions under the federal securities law may not apply to an issuer that issues penny stock. The Company does not assume any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report except as required by applicable law.

PART I

ITEM 1. BUSINESS.

General Background of the Company

Public Company Management Corporation (the “Company’) was incorporated under the name of MyOffiz, Inc. on October 26, 2000, under the laws of the State of Nevada. On November 6, 2004, the Company changed its name from MyOffiz, Inc. to Public Company Management Corporation.

The Company was a management consulting firm that educated and assisted small businesses to improve their management, corporate governance, regulatory compliance, and other business processes, with a focus on capital market participation. The Company did intend to provide solutions to clients at various stages of the business lifecycle by:

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

The Company generated revenues primarily from consulting services that we provided to private company clients seeking to become fully reporting, publicly traded companies. The Company also generated revenue from regulatory compliance services that the Company was providing to public company clients that are required to file periodic and other reports with the SEC. The Company would be paid for these services for a flat fee consisting of cash and restricted shares of the Company’s clients common stock.

The Company provided its services primarily through GoPublicToday.com, Inc., Pubco WhitePapers, Inc., Public Company Management Services, Inc. and Nevada Management Corporation, Inc., subsidiaries of the Company.

Predicated upon the economic recession of 2008, commencing with the subprime mortgage crisis and bank crisis, the stock market plummeted, erasing wealth, i.e., foreclosures continued to rise, and this housing bust caused the stock market to dive and eventually crash in September 2008, ultimately losing more than half its value. At that time and prior, the Company faced competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other similar management consulting and regulatory compliance services firms. With the lack of companies to raise funds in the marketplace and the intense competition in every aspect of the Company’s business, and particularly from other firms which offer management, compliance, and other consulting services to private and public companies, we were unable to operate profitably.

As of October 1, 2012, and thereafter, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof. The majority shareholder has had preliminary negotiations that may or would result in a change in control. There is no negotiations or transactions by the Company pending.

From October 1, 2012 until September 30, 2020, the Company had no or limited business operations. Since October 1, 2020, current management (which includes participation by our majority shareholder) has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

General Overview

Covid-19.

The coronavirus disease (COVID-19) pandemic has adversely affected, and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect), the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including added information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If the disruptions posed by COVID-19 continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Further, the disruptions have negatively affected the stock market and investor sentiment. The perceived value of the Company and the price of our common stock may be affected as investors favor and seek less volatile or traditional companies (or assume more risk) during the times of market uncertainty and instability. Further, it is currently difficult to estimate with any certainty how long the pandemic and the effect on the economy will continue and its effect on the ability of the Company to locate and consummate a merger or acquisition or business combination with a private entity.

Russia Ukraine Conflict.

The extent to which the Russia Ukraine conflict impacts our search for an initial business combination will depend on future developments, which are highly uncertain, cannot be predicted and may include but are not limited to the potential effect of bans, sanction programs, additional licensing requirements, and/or boycotts as they may have an effect on the merger or acquisition or business combination with a private entity. The degree of uncertainty surrounding an existing or escalating conflict is uncertain and cannot be predicted, including added information which may emerge concerning the conflict and its impact. We have no basis to evaluate the possible risks of the Russia Ukraine conflict.

Climate-Related Issues.

The extent to which the Company may be required to make certain climate-related disclosures in connection with the business of any potential target business is unknown; however, the Company may be required to provide information about climate-related risks that are reasonably likely to have a material impact on the target business, its results of operations, or financial condition, and may be required to provide certain climate-related financial statement metrics in a note to the audited financial statements. We have no basis to evaluate the climate and climate related risks. The degree of uncertainty and impact cannot be predicted.

Company is a Shell Company with Penny Stock.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Exchange Act defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

A shell issuer may also be a blank check company or a blind pool company, a company in the developmental stage, any company that has no specific business plan or purpose, or a company that has as its business plan to merge with or acquire an unidentified third property. Accordingly, the Company may be required, under current and proposed new rules and amendments of the SEC, to provide enhanced disclosures for investor protection in the event that we engage in a merger or acquisition with an unidentified company substantially similar to those required in registration statements for an initial public offering.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act ("Rule 15c2-11,” the "Amended Rule 15c2-11"). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11's modified the "piggyback exemption" that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e., a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company (and formerly suspended securities) may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 requires, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. The Amended Rule 15c2-11 has effected shell issuers and SPACs. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, it may be more difficult to trade the securities on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”). On March 28, 2023, broker-dealers may no longer be able to publish proprietary quotes in the shell issuer.  The security may, however, be the subject of unsolicited customer quotations. The Company intends to provide the specified current information under the Exchange Act, but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Business Objectives of the Company

From October 1, 2012 until September 30, 2020, the Company had no or limited business operations. Since October 1, 2020, current management (which includes participation by our majority shareholder) has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of or merger with a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, voting control issues and compliance with various Federal and State securities laws.

Management (which may also include the majority shareholder of the Company) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. There are many criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. Further, management intends to devote such time as we deem necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Shell Company with Penny Stock.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Exchange Act defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. A shell issuer may also be a blank check company or a blind pool company, a company in the developmental stage, any company that has no specific business plan or purpose, or a company that has as its business plan to merge with or acquire an unidentified third property.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

As a shell issuer, we lack the availability of the use of Rule 144 by security holders and the lack of liquidity in our stock.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act ("Rule 15c2-11,” the "Amended Rule 15c2-11"). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11's modified the "piggyback exemption" that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e. a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company (and formerly suspended securities) may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 will require, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, more difficult to trade the securities on the Pink Sheets. The Company intends to provide the specified current information under the Exchange Act but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock.

Our common stock occasionally trades on the Pink Sheets and there is a very limited active market in our common stock. As a result, there is only limited liquidity in our common stock.

ITEM 1A. RISK FACTORS.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “goals,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guaranties of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties, and possible assumptions relevant to our business plan. In addition to other information included in this Annual Report, the following factors should be considered in evaluating the Company’s business and future prospects.

Risks Related to the Company

The Company has not identified a target business.

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may acquire a business in any industry management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, we are not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may operate.

To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by an elevated level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination.

Repository Services LLC owns 69.9% of the issued and outstanding shares of common stock of the Company and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	stage of development of the products, processes, or services;
●	degree of current or potential market acceptance of the products, processes, or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes, or services;
●	regulatory environment of the industry; and
●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not completed will result in a loss to us.

Probable lack of business diversification.

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and result in our dependency upon the development or market acceptance of a single or limited number of products, processes, or services.

Limited ability to evaluate the target business’ management.

We cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications, or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended September 30, 2022, and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition.

In identifying, evaluating, and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human, and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employee.

Patrick McMahon, our Chief Executive Officer, is our sole executive officer. Patrick McMahon is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest.

Specialty Capital Lenders LLC (and its managers and members) is not required to commit its full-time efforts to the Company’s affairs; accordingly, they will have conflicts of interest in allocating management time among their various business activities, including identifying potential business combinations and monitoring the related due diligence. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management has not identified and is not currently negotiating a new business opportunity for us.

Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members and as a majority shareholder in the Company, to any third-party entities. Patrick McMahon’s consulting activities do not create any fiduciary duties to any third parties, and he has no contractual obligation that may be deemed to be or give rise to a conflict of interest. To avoid future conflict of interests, management had determined that they will not be associated or be affiliated with entities engaged in business activities similar to those which we intend to conduct. Future business activities of the Company’s management, which may include business activities similar to those of a potential business combination, may result in potential or perceived conflicts of interest.

In the event that more than one business opportunity is presented to the Company, management may have differences of opinion in determining to which particular business opportunity should be first presented or considered. In the event that the Company’s management has future business affiliations (coupled with a fiduciary duty to the business affiliation), management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization, and the laws of jurisdictions.

The personal and financial interests of management may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, management’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us, and we might have a claim against the participating member of management. However, we might not ultimately be successful in any claim we may make against them for such reasons.

Company's management intends to be proactive in identifying and eliminating any conflicts of interest. However, the Company believes its management will act in what we believe will be in the best interests of the shareholders. The Company will not enter into a transaction with a target business that is affiliated with management or where there is an actual conflict of interest.

The Company has a limited operating history and limited resources.

The Company’s operations have been limited to seeking a potential business combination and has had no revenues from operations. Investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, which is to effect a merger, capital stock exchange and/or acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or acquiring an operating business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had $ 4,448 in cash and an accumulated deficit of $ 5,515,035. Our audited financial statements for the years ended September 30, 2022 and September 30, 2021 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There may not be enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Since the Company has not yet selected a target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or even the broader target industry.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which the Company may acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company’s management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

It is likely that the Company’s current sole officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company’s ability to successfully effect a business combination will be dependent upon the efforts of the Company’s management. The future role of management in the target business cannot presently be ascertained. Although it is possible that management may remain associated with the target business following a business combination, it is likely that the management of the target business will remain in place. Although the Company intends to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company’s assessment of management will prove to be correct.

Dependence on key personnel.

The Company is dependent upon the continued services of management. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit qualified persons upon acceptable terms.

The Company’s sole officer and director may allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs.

If Patrick McMahon’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a timely business combination. The Company does not believe that his other business affairs interfere with his duties as an officer and director, but remotely could disturb his immediate performance of assumed duties, if any. Furthermore, we do not have an employment agreement with Patrick McMahon.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we may be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officer, director or stockholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company’s success may be solely dependent upon the performance of a single operating business, or dependent upon the development or market acceptance of a single or limited number of products or services. If this occurs, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than the Company does, and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that we could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Patrick McMahon resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that we will have available sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our majority shareholder, notwithstanding the fact that there is no written agreement to pay such costs. Repository Services LLC has informally agreed to pay the Company’s expenses in the form of advances that are unsecured, non-interest bearing. Specialty Capital Lenders LLC has agreed to provide financial accommodations to the Company in an amount equal to $20,000, at the prevailing interest rate. As of the date hereof, there has been no advances made by Specialty Capital Lenders LLC under the written agreement entered into on August 3, 2020. The Company intends to repay these advances when we have the cash resources to do so.

Based on Repository Services LLC and Specialty Capital Lenders LLC commitment to fund our operations, we believe that we will be able to continue as a going concern until such time as we conclude a business combination. During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports, franchise fees, registered agent fees, legal fees, and accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. We estimate that these costs will range from fifteen thousand dollars to twenty-five thousand dollars per year, and that we will be able to meet these costs as necessary through loans/advances Repository Services LLC or Specialty Capital Lenders LLC or until we enter into a business combination.

The Company’s majority shareholder has a 69.9% common stock equity interest in the Company and thus is in a position totally influence certain actions requiring stockholder vote.

Management has no present intention to call for an annual meeting of stockholders to elect new directors prior to the consummation of a business combination. As a result, our current director will continue in office at least until the consummation of the business combination, subject to the desires of the majority shareholder. If there is an annual meeting of stockholders for any reason, the Company’s management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of the majority shareholder’s significant equity interest. Accordingly, the Company’s management will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of management.

Any person who invests in the Company’s common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company’s management will permit us to achieve the Company’s business objectives.

Reporting requirements may delay or preclude a business combination.

Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within five (5) days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

The Company has no “independent director,” so actions taken, and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “independent review.”

Patrick McMahon is the Company’s sole director. Although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

General Economic Risks.

The Company’s current and future business objectives and plan of operation are dependent, in large part, on the state of the general economy and the current Covid 19 pandemic. A continuation of a pandemic or adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also but are not limited to regulatory changes.

Additional Risks Related to Our Common Stock

The Company’s shares of common stock are traded from time to time on the OTC Pink Sheet Market.

The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol PCMC. There is currently only a limited trading market in the Company’s shares. nor do we believe that any active trading market has existed for the last 5 years. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Very Limited Liquidity of our Common Stock.

Our common stock occasionally trades on the Pink Sheets and there is a limited market in our common stock. As a result, there is only limited liquidity in our common stock. Any investment in our common stock may result in the inability of an investor to liquidate any investment to cash in a timely or cost-effective manner.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, is any equity security that has a market price of less than $ 5.00 per share or with an exercise price of less than $ 5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer approve a person’s account for transactions in penny stocks, and the broker-dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience objectives of the person, make a reasonable determination that the transactions in penny stocks are suitable for that person, and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market. Generally, broker-dealers may be less willing to execute transactions insecurities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

State blue sky registration; potential limitations on resale of the Company’s common stock.

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Rule 144 Risks.

Shareholders who receive the Company’s restricted securities in a business combination (and certain of our existing shareholders) will not be able to sell our common stock in reliance on Rule 144 without registration until one year after we have completed our initial business combination and complied with the rules and regulations of the SEC. Rule 144 is a non-exclusive safe harbor from the definition of “underwriter” in Section 2(a)(11) of the Securities Act that applies to restricted securities. Restricted securities are securities acquired in unregistered, private sales from the Company or from an affiliate of the Company. Control securities are those held by an affiliate of the Company. An affiliate is a person, such as an executive officer, a director or large shareholder, in a relationship of control with the issuer.

Accordingly, subsection (i) to Rule 144 prohibits or limits the resale (public) of the Company’s common stock. Under Rule 144(i), one year needs to pass from the date the Company ceased to be a shell company, files reports under the Exchange Act, and has filed the Form 10 type information on a Form 8-K. Further, shareholders holding restricted securities may not be able to rely on Rule 144 to sell their stock until the Company is current on all reports and other materials required to be filed with its filings for one year.

Possible Issuance of Additional Securities.

Our Articles of Incorporation, as amended, authorizes the issuance of 500,000,000 shares of common stock, par value $ 0.001 and 50,000,000 shares of preferred stock. As of September 30, 2020, September 30, 2021, September 30, 2022, and as of the date hereof, we had 34,276,816 shares of common stock issued and outstanding and no shares of the preferred stock, par value $ 0.001 issued or outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock or preferred stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock and preferred stock, or either, in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Dividends unlikely.

The Company does not expect to pay dividends for the foreseeable future because we have no revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

The Company’s corporate office is located at 9350 Wilshire Boulevard, Suite 203, Beverly Hills, CA 90212 which space is provided to us on a rent-free basis by Repository Services LLC. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS.

There have been no legal proceeding pending against the Company in the last ten (10) years There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is currently quoted on the OTC Markets Group Inc. Pink Sheet Market under the symbol PCMC. There is no market for our preferred stock, and none have been issued and are outstanding. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The prices below represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Commencement Period	High	Low

Fiscal Year Commencing October 1, 2020

First Quarter	0.535	0.070
Second Quarter	0.060	0.017
Third Quarter	0.053	0.015
Fourth Quarter	0.219	0.135

Fiscal Year Commencing October 1, 2021

First Quarter	0.350	0.135
Second Quarter	0.239	0.062
Third Quarter	0.220	0.136
Fourth Quarter	0.228	0.070

Fiscal Year Commencing October 1, 2022

First Quarter	0.350	0.134
Second Quarter	0.239	0.062

As of December 31, 2022, approximately 80 stockholders of record held our shares of common stock.

The transfer agent of our common stock is Pacific Stock Transfer Company. Telephone is 800.785.7782.

Dividends.

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as we intend to retain future earnings to finance the growth of our businesses. There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

No equity compensation plan or agreements under which our common stock or preferred stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2022 and 2021 or through the date hereof.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSN AND ANYALYSI OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock (common and preferred), debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock may significantly reduce the equity interest of our shareholders, will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations, acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants, our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand, and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations for the years ended September 30, 2022 and 2021

The Company has not generated any revenues or costs of operations during the years ended September 30, 2022 and 2021.

The Company incurred general and administrative expenses consisting of professional fees, filing fees for reporting requirements and other general and administrative expenses of $26,213 and $11,240 for the years ended September 30, 2022 and 2021, respectively.

Interest expense accrued on the related to the related party note payable of $350,000 was $10,500 for each of the years ended September 30, 2022 and 2021, respectively.

The net loss for the years ended September 30, 2022 and 2021 was $36,713 and 21,740, respectively.

Liquidity and Capital Resources.

As of September 30, 2022 and as of the date hereof, the Company has no business operations and no cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC and Specialty Capital Lenders LLC, or either, to pay professional fees and expenses. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC and Specialty Capital Lenders LLC. As of September 30, 2022 and September 30, 2021, we had cash of $4,448 and $6,688, respectively.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon our present cash and financial accommodations to be provided by Repository Services LLC to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to re pay any financial accommodations provided.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC.

During the next twelve (12) months, we anticipate incurring costs related to filing of Exchange Act reports, franchise tax fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. We estimate that these costs will be in the range of fifteen thousand dollars to twenty-five +thousand dollars per year, and that we will be able to meet these costs as necessary, all to be provided by financial accommodations evidenced by an account payable to a promissory note payable by us to Repository Services LLC and Specialty Capital Lenders LLC, or either.

On September 30, 2022 we had $4,448 in current assets and $465,467 in current liabilities. As of September 30, 2021, we had $6,668 in current assets and $430,994 in current liabilities.

We had a negative cash flow from operations of $2,240 during the year ended September 30, 2022. We had no cash inflows from operations during the year ended September 30, 2022. We financed our negative cash flow from operations during the twelve months ended September 30, 2022 through advances made by Repository Services LLC and increases in accounts payable and other liabilities.

We had negative cash flow from operations of $9,312 during the year ended September 30, 2021. We financed this negative cash flow from operations through advances made by Repository Services LLC prior to September 30, 2021 and from increases in accounts payable.

The Company currently plans to satisfy its cash requirements for the next 12 months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or companies or individuals affiliated with either and believes it can satisfy its cash requirements so long as we are able to obtain financing from these parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the years ended September 30, 2022 and 2021 with an explanatory paragraph on going concern.

As of September 30, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments.

As of September 30, 2022 and 2021, and as of the date hereof, we did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements for the year ended September 30, 2022 and 2021 and are included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

maughansullivanllc

A CERTIFIED PUBLIC ACCOUNTING FIRM

PCAOB REGISTERED

PO Box 849

Manchester, VT 05254

www.maughansullivanllc.com

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Public Company Management Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Company Management Corporation (the Company) as of September 30, 2022 and 2021, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has not generated revenues, has incurred net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

Manchester, VT

February 16, 2023

PO Box 849	2732 E Water Vista Way	701 Brickell Ave., Ste. 1550	48 Wall Street, 11th Floor
Manchester, VT 05254	Sandy, UT 84093	Miami, FL 33131	New York, NY 10005
802.768.8521	801-910.4221	305.728.5183 t	305.728.5183 t
lindajoy@maughansullivanllc.com	heber@maughansullivanllc.com	305.728.5288 f	305.728.5288 f

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	September 30, 2022	September 30, 2021

Assets
Current assets
Cash	$4,448	$6,688

Total Assets	$4,448	$6,688

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$20,274	$2,228
Accounts payable and accrued expenses - related party	32,164	26,237
Accrued interest payable – related party	63,029	52,529
Note payable – related party	350,000	350,000
Total Current Liabilities	$465,467	$430,994
Total Liabilities	$465,467	$430,994

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero 0 shares issued and outstanding, respectively	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at September 30, 2022 and September 30, 2021	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,515,035)	(5,478,322)
Total stockholders’ deficit	(461,019)	(424,306)
Total liabilities and stockholders’ deficit	$4,448	$6,688

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30
	2022	2021

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	26,213	11,240
Total Operating Expenses	26,213	11,240

(Loss) from operations	(26,213)	(11,240)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(10,500)	(10,500)
Total Other Expense	(10,500)	(10,500)

Net (loss)	$(36,713)	$(21,740)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2020	-	$-	34,276,816	$34,277	$5,019,739	$(5,456,582)	$(402,566)

Net loss	-	-	-	-	-	(21,740)	(21,740)
Balances at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(36,713)	(36,713)
Balances at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(36,713)	$(21,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	18,046	1,928
Accounts payable and accrued expenses – related party	5,927	-
Accrued interest payable – related party	10,500	10,500
Net cash used in operating activities	(2,240)	(9,312)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(2,240)	(9,312)

Cash, beginning of period	6,688	16,000

Cash, end of period	$4,448	$6,688

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

Basis of Preparation

The accompanying financial statements include the financial information of Public Company Management Corporation (“PCMC”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

Revenue Recognition

The Company has not generated sales or operating expenses.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has no accounts receivable or an allowance for bad debts.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during 2022 and 2021: registration fees, OTC market fees, legal and accounting, web sites, and office expenses.

Basic and Diluted Net (Loss) per Share

	September 30,
	2022	2021
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(36,713)	$(21,740)
Net (Loss) attributable to PCMC	$(36,713)	$(21,740)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the twelve months ended September 30, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2022 is zero .

Income Taxes

The Company utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740. ASC 740 considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate.

The Company has no tax positions as of September 30, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

 Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of September 30, 2022 and 2021 were $413,029 and $402,529, respectively and related party accrued liabilities as of September 30, 2022 and 2021 of $32,164 and $26,237, respectively (see Note 5. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the nine months ended September 30, 2022 and 2021.

Depreciation

The Company had no depreciation expense for the nine months ended September 30, 2022 and 2021, respectively.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,515,035 since its inception and had a working capital deficit of $461,019 and negative cash flows from operations and limited business operations as of September 30, 2022. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

PCMC continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	Sept 30,	Sept 30,
Name	Note Date	Date	Rate	2022	2021

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	10/01/2022	3%	350,000	350,000

During the years ending September 30, 2022 and 2021, the Company had $10,500 in interest expense.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note matures on October 31, 2023 (the “Maturity Date”). On the Maturity Date, the Company must pay Brock the outstanding principal balance together with all accrued and unpaid interest.

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement shall terminate as of August 31, 2023, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of September 30, 2022 and 2021, the Company owed $350,000 in principal, and owed $63,029 and $52,529 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

 NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2022, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $63,029 and $52,529 as of September 30, 2022 and 2021, respectively.

As of September 30, 2022 and 2021, the Company owed $32,164 and $26,237 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, $0.001 par value, as amended on October 26, 2021. As of September 30, 2022 and 2021, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value, as amended on October 26, 2021. As of September 30, 2022 and 2021, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the years ended September 30, 2022 and 2021.

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

As of September 30, 2022 and 2021, the Company's accumulated deficit was $5,515,035 and $5,493,699 respectively. Only $58,483 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change. The Company has provided a valuation allowance on the deferred tax assets at September 30, 2022 and 2021 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since September 30, 2019 are still open.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of the financial statements were issued and has determined that there are no disclosable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND POCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, management and our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

MaughanSullivan LLC, the Company’s independent public accounting firm conducted an audit in accordance with the standards of the PCAOB. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was the auditing firm engaged to perform an audit of its internal control over financial reporting. As part of the audit, MaughanSullivan LLC was required to obtain an understanding of our internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. MaughanSullivan LLC has expressed no such opinion.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVENANCE.

The following table sets forth the name and age of the member of our Board of Directors and our executive officer and the positions held.

Name	Age	Title
Patrick McMahon	39	Chief Executive Officer and President

Background Information

Patrick McMahon is a business entrepreneur and a former Division 1 quarterback. From 2006 to 2009, Patrick McMahon had been involved in the residential and commercial real estate brokerage and development business in Austin and Dallas, Texas. He created a privately owned and he operated an ATM business in 2010 which he sold within one year. From 2011 to 2013, Patrick McMahon worked as an inspection specialist for Local 1804-1 and The International Longshoremen Association in Port Elizabeth, New Jersey. In 2014, he identified the lucrative potential of cannabis legalization in the State of California co-founding one of the first vertically-integrated fully licensed cannabis businesses in the State by 2016, including the dispensary brand The OG Collective™. With retail dispensary locations in multiple states, an active cultivation facility, multiple distribution centers, and multiple manufacturing licenses, he is deemed to be one of the initial vertically licensed operators for the legal cannabis industry. Patrick McMahon has been featured as a regular editorial contributor to numerous industry publications, including Marijuana Venture Magazine as well as Variety Magazine. For the past five years, Patrick McMahon, as an individual and not associated with any other person or entity, has provided private management consulting services to individuals who desire to invest in the cannabis business.

Repository Services LLC sought out Patrick McMahon as a director of the Company. Other than his general business acumen and consideration of his diverse work experience, his social-economic characteristics and demographic location in Southern California, Patrick McMahon had no other specific experience, qualifications, attributes or skills that had led Repository Services to the conclusion that he should serve as a director. Repository Services LLC did not specifically consider any self-identified diversity characteristics when selecting a director. When selecting Patrick McMahon, Repository Services LLC did not think that there would be any direct or indirect conflicts of interest with Patrick McMahon’s other business activities, but that there could be no assurance that this would continue in the future.

Patrick McMahon holds office until the next annual meeting of stockholders and until his successor or successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer, control persons and promoters have not, within the past ten (10) years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Once the Company becomes subject to the Exchange Act, our officer and director and majority shareholder has informed us that they intend to file reports required to be filed under Section 16(a).

Conflicts of Interest.

The Company considers as a potential conflict of interest for inside Company activities any contract or transaction between the Company and a responsible person or family member, a contract or transaction between the Company and an entity in which a responsible person or family member has a material financial interest or of which such person is a director, officer, agent, partner, associate, trustee, a personal representative, receiver, guardian, custodian, conservator, or other legal representative.

The Company also considers as a potential conflict of interest for outside of the Company activities, a responsible person competing with the Company in the rendering of services or in any other contract or transaction with a third party, a responsible person’s having a material financial interest in, or serving as a director, officer, employee, agent, partner, associate, trustee, personal representative, receiver, guardian, custodian, conservator, or other legal representative of, or consultant to, an entity or individual that competes with the Company in the provision of services or in any other contract or transaction with a third party.

The Company may also consider any activities under circumstances where it might be inferred that such action was intended to influence or possibly would influence the responsible person in the performance of his or her duties. This does not preclude the acceptance of items of nominal or insignificant value or entertainment of nominal or insignificant value that are not related to any particular transaction or activity of the Company.

Company's management (and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC) are each deemed to be responsible persons, as defined above, and may be associated with other firms involved in a range of business activities in the future. Consequently, there are potential inherent conflicts of interest. Insofar as Patrick McMahon is engaged in other business activities, it is anticipated that he will devote only a minor amount of time to the Company's affairs. Partick McMahon’s primary business activities is as a consultant and in being retained or hired as an independent contractor to assist his client in private investment activities in the legal cannabis industry. His consulting activities address private investments in the retail dispensary locations, in active cultivation facility, in multiple distribution centers, and in multiple manufacturing licenses. These activities do not result in any conflict of interest for inside Company activities and the members and managers of Repository Services LLC and Specialty Capital Lenders LLC do not believe that there is any potential conflict of interest for outside of the Company’s activities since Patrick McMahon’s consulting activities are at arm’s length with his clients and with their potential investment activities not intended to be considered as business opportunities for the Company.

As of the date hereof, Company’s management and Repository Services LLC members and managers, and each of them, have no intention of becoming shareholders, officers or directors of any other companies which may be considered as a development stage company with no revenues, nominal assets and no specific business plan or whose purpose is to seek new business opportunities or engage in a merger or acquisition with an unidentified company. The Company and Repository Services LLC, and each of them, will not enter into any transaction where there is a conflict of interest or potential conflict of interest. Repository Services LLC is managed by a its manager; members of Repository Services LLC have no right to manage the business of Repository Services LLC or demand from Repository Services LLC any property, although members have the right to vote on business transactions and have the right to share only in the profits and losses of Repository Services LLC. Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members, to any third-parties and as a shareholder of the Company. Patrick McMahon’s consulting activities do not create any fiduciary duties to any third parties, and he has no contractual obligation that may be deemed to be a conflict of interest. In addition to the above, Patrick McMahon also owes a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience which that director has.

In no event will any of our management and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC, and each of them, or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate the consummation of our initial business combination.

Management has a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. Company's management and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC, and each of them, intend to be proactive in identifying and eliminating any conflicts of interest that may involve the Company and any responsible person or family members.

Promoters and Control Persons

Repository Services LLC, Brian Brick, and Patrick McMahon, and each of them, acting alone or together, directly or indirectly, may be deemed to be promoters of the Company and each, directly or indirectly, has the power to direct or cause the direction of the management and policies of the Company through their ownership of or being able to vote the common stock, by being an officer or director, or by agreement.

Specialty Capital Lenders LLC, Repository Services LLC and the Company may be deemed to be related parties to each other. Repository Services LLC’s Manager and control member is Brian Brick, and the other member is Ronald J. Stauber. Specialty Capital Lenders LLC’s manager and sole member is Ronald J. Stauber.

Patrick McMahon was selected to be an officer and director of the Company by Repository Services LLC. Patrick McMahon has no direct or indirect interest in Specialty Capital Lenders LLC and Repository Services LLC, or either.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee.

We do not have any committees of the Board.

Director Independence.

We do not currently have any independent directors.

Board Leadership Structure.

We have chosen to combine the Chief Executive Officer and Board Chairman.

Code of Ethics.

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer and Chief Financial Officer..

Additional Information.

Patrick McMahon, our sole officer and director, is not currently an officer or director of any other blank check shell companies and he has not been an officer or director or shareholder in any entity whose purpose was to engage in a business merger or acquisition with an unidentified company or companies.

Repository Services LLC had been a shareholder in one other blank check shell company named American Metals Recovery and Recycling Inc. (symbol AMRR) that had filed a registration statement on Form 10-12G on August 2, 2021.

On December 23, 2021, Repository Services LLC held and approximately 73.3 % of the issued and outstanding common shares in AMRR and 100% of the preferred stock; 71.1% of the common stock and all of the preferred stock was sold to Multiband Global Resources LLC, an unrelated party, for $500,000 and the remaining shares were transferred to the Katell Survivors Trust (Gerald Katell, trustee), an unrelated third party. As of December 31, 2021, Repository Services LLC had no interest in AMRR.

Specialty Capital Lenders LLC provides financial accommodations to businesses and is not an equity investor. No loan provided to any business by Specialty Capital Lenders LLC involves equity financing or the ability to convert any loan or financial accommodations into equity of the business.

Indemnification.

Our Articles of Incorporation, By-Laws and director indemnification agreements provide that each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or an officer of the Company or, in the case of a director, is or was serving at our request as a director, officer, or trustee of another corporation, or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action in an official capacity as a director, officer or trustee or in any other capacity while serving as a director, officer or trustee, shall be indemnified and held harmless by us to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability and loss reasonably incurred or suffered by such.

Section 78.751 of the Nevada General Corporation Law permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, ( i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

As far as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended September 2022 and 2021 through the date hereof. The Company has no employment agreement with our officer and director.

As of the fiscal years ended September 30, 2022, September 30, 2021 and through the date hereof, there were no outstanding equity awards to any of prior or current executive officer(s) or the members of our board of directors. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2022 and the date hereof. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 10% of our common stock and preferred stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)

Repository Services LLC (2) 9440 Santa Monica Boulevard Suite 301 Beverly Hills, CA 90210	23,946,307	69.9%

Director and Officer (1 person)

Patrick McMahon (3) (4) 9350 Wilshire Boulevard 2nd Floor Beverly Hills, CA 90212	0	0%

Black Hill, Inc. (4) 324 S. Beverly Dr Suite1065 Beverly Hills, CA 90212	0	0%

(1) Applicable percentage ownership is based on 34,276,816 shares of common stock outstanding as of September 30, 2022 and as of the date hereof. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Pursuant to a Stock Purchase Agreement dated as August 7, 2020, as of September 30, 2020, Repository Services LLC was the beneficial owner 24,946,307 of the shares of common stock. On or about October 15, 2020, Repository Services LLC became the record owner of 23,446,307 shares of the Company held for it in the name of Brock, K. Brock & S. Brock General Partners trustee of Brock Family Trust, K. Brock & S. Brock General Partners Brock Family Trust UADTD 06/24/1998, K. Brock & S. Brock General Partners Trustee of Brock Family Trust, and the Brock Irrevocable Trust. On October 27, 2020, Brock caused the balance of the 500,000 shares of common stock beneficially owned by Repository Services LLC to be registered by the transfer agent in its name. Repository Services LLC’s Manager and control member is Brian Brick.

(3) Black Hill, Inc., a corporation in which Patrick McMahon owns a beneficial interest has obtained an assignment of an economic interest in the right to receive a distribution in part of the 69.9% of the shares of common stock held by Repository Services LLC., said percentage represents approximately 3.33% of Repository Service LLC interest in the Company or 2.34% of the total issued and outstanding common stock of the Company for which it paid $15,000. See Note (4) below.

(4) Black Hill, Inc. owns an economic interest only in the right to receive distributions, if any, made by Repository Services LLC from the sale by it of any common stock in the Company. Said right does not entitle Black Hill, Inc. and Patrick McMahon, or either, to any control or voting rights in Repository Services LLC and each have no power to vote or investment power over the common stock of the Company. Black Hill, Inc. is not a member or assignee of a membership interest in Repository Services LLC. Black Hill, Inc. is not a beneficial owner of any shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 30, 2016, the Company issued a promissory note to Stephen Brock in the principal amount of $300,000. On August 3, 2020, the promissory note was assigned by Stephen Brock to Specialty Capital Lenders LLC.As of September 30, 2022, there was owed to Specialty Capital Lenders LLC $350,000 in principal and $ 63,029 in interest. As at January 1, 2022, the Company had entered into an Obligation Extension Agreement with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on August 31, 2023. The Extension Agreement shall terminate as of August 31, 2023, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC. The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium and with all accrued interest to the date of prepayment. Partial prepayments will be applied first to accrued interest and then to principal.

On December 18, 2019, the Company issued a Revolving Promissory Note to Repository Services LLC whereby the Company can borrow up to a maximum of thirty-five thousand USD ($35,000) at an annual rate of interest equal to five percent (5%). There have been no financial accommodations provided to the Company under the Revolving Promissory Note.

Specialty Capital Lenders LLC, Repository Services LLC and the Company may be deemed to be related parties to each other. Repository Services LLC’s Manager and control member is Brian Brick and the other member is Ronald J. Stauber. Specialty Capital Lenders LLC’s Manager and sole member is Ronald J. Stauber.

Patrick McMahon was selected to be an officer and director of the Company by Repository Services LLC. Patrick McMahon has no direct or indirect interest in Specialty Capital Lenders LLC and Repository Services LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is MaughanSullivan LLC

(1)	Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2022 and 2021 was $10,035 and $10,096, respectively.

(2)	Audit Related Fees

None.

(3)	Tax Fees

None.

(4)	All Other Fees

None.

(5)	Audit Committee Policies and Procedures

The Company does not have an audit committee.

(6)	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set fort below is an index to our financial statements attached to this Annual Report:

Independent Auditors Report of February 16, 2023

Consolidated Balance Sheets at September 30, 2022 and 2021

Consolidated Statements of Operation for the Years Ended September 30, 2022 and 2021

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2022 and 2021

Consolidated Statements of Cash Flows for the Years ended September 30, 2022 and 2021

ITEM 16. FORM 10-K SUMMARY.

No optional summary of the above information is required to be provided.

ITEM 17. FINANCIAL STATEMENTS AND EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amendment to Articles of Incorporation
3.3*	By-Laws
10.1**	Debt Restructure Agreement of September 16, 2016 [Executed Copy]
10.2**	Promissory Note of September 30, 2016 [Executed Copy]
10.3**	Assignment of Promissory Note to Specialty Capital LLC of August 3, 2020 [Executed Copy]
10.4**	Obligation Extension Agreement of August 31, 2022 [Executed Copy]
10.5***	Obligation Extension Agreement of September 30, 2020 [Executed Copy]
10.6***	Obligation Extension Agreement of November 1, 2021 [Executed Copy]
10.7***	Obligation Extension Agreement of January 31, 2022 [Executed Copy]
23.1*	Consent of MaughanSullivan LLC Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed on June 1, 2022.
23.2**	Consent of MaughanSullivan LLC Incorporated by reference to the Registrant’s Registration Statement on Form 10, Amendment No. 2 filed on September 6, 2022.
23.3***	Consent of MaughanSullivan LLC Incorporated by reference to the Registrant’s Registration Statement on Form 10, Amendment No. 4 filed on December 20, 2022.
23.4	Consent of MaughanSullivan LLC Consent for Registrant’s Registration Statement on Form 10-K, dated February 16, 2023, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023

PUBLIC COMPANY MANAGEMENT CORPORATION

By:	/s/ Patrick McMahon
	Patrick McMahon	President

By:	/s/ Patrick McMahon
	Patrick McMahon	Chief Financial Officer

