Form 10-Q
period 2022-12-31
PUBLIC CO MANAGEMENT CORP
filed 2023-02-24
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐¨ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ¨☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒

As of February 24, 2023, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our  General Form for Registration of Securities of Small Business Issuers Under Section 12(g) of the Securities Exchange Act of 1934, as amended, Amendment Number 4, as filed with the Securities and Exchange Commission (“SEC”) on December 29, 2022.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC COMPANY MANAGEMENT CORP.

BALANCE SHEETS

	December 31, 2022	September 30, 2022

Assets
Current assets
Cash	$3,406	$4,448

Total Assets	$3,406	$4,448

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$21,299	$20,274
Accounts payable and accrued expenses - related party	35,136	32,164
Accrued interest payable – related party	65,654	63,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$472,089	$465,467
Total Liabilities	$472,089	$465,467

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at December 31, 2022 and September 30, 2022	-	-
Common Stock, 50,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at December 31, 2022 and September 30, 2022	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,522,699)	(5,515,035)
Total stockholders’ deficit	(468,683)	(461,019)
Total liabilities and stockholders’ deficit	$3,406	$4,448

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2022	2021

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	5,039	400
Total Operating Expenses	5,039	400

(Loss) from operations	(5,039)	(400)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(2,625)	(2,625)
Total Other Expense	(2,625)	(2,625)

Net (loss)	$(7,664)	$(3,025)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

Three Months Ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(7,664)	(7,664)
Balances at December 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,522,699)	$(468,683)

Three Months Ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(3,025)	(3,025)
Balances at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,481,347)	$(427,331)

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	December 31,
	2022	2021
Cash flows from operating activities
Net (loss)	$(7,664)	$(3,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,025	400
Accounts payable and accrued expenses – related party	2,972	-
Accrued interest payable – related party	2,625	2,625
Net cash (used in) operating activities	(1,042)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(1,042)	-

Cash, beginning of period	4,448	6,688

Cash, end of period	$3,406	$6,688

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2022 and 2021.

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

Basic and Diluted Net (Loss) per Share

	Sept 30, Sept 30,
	2022	2021
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(7,664)	$(3,025)
Net (Loss) attributable to PCMC	$(7,664)	$(3,025)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended December 31, 2022 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2022 and September 30, 2021.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of December 31, 2022 and September 30, 2022 were $415,654 and $413,029, respectively and related party accrued liabilities as of December 31, 2022 and September 30, 2022 of $32,164 and $32,164, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the three months ended December 31, 2022 and 2021.

Advertising Cost

The Company spent no money for advertisement for the three months ended December 31, 2022 and 2021.

Depreciation

The Company had no depreciation expense for the three months ended December 31, 2022 and 2021, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,522,699 since its inception and had a working capital deficit of $468,683 and negative cash flows from operations and limited business operations as of December 31, 2022. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

During the three months ending December 31, 2022 and 2021, the Company had $2,625 and $2,625 in interest expense, respectively.

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

As of December 31, 2022 and September 30, 2022, the Company owed $350,000 in principal, and owed $66,654 and $63,029 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2021, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $66,654 and $63,029 as of December 31, 2022 and September 30, 2022, respectively.

As of December 31, 2022 and September 30, 2022, the Company owed $35,136 and $32,164 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of December 31, 2022 and September 30, 2022, the Company has no preferred stock outstanding.

Common Stock

The Company has 50,000,000 shares of common stock authorized, $0.001 par value. As of December 31, 2022 and September 30, 2022, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended December 31, 2022 and September 30, 2022.

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

As of December 31, 2022 and September 30, 2022, the Company's accumulated deficit was $5,522,699 and $5,515,035 respectively. Only $66,147 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since September 30, 2019 are still open.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of the financial statements were available to be issued and has determined that there are no disclosable subsequent events.

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

Going Concern.

The Company’s reviewed financial statements for the Three months ended December 31, 2022 and 2021 and the audited financial statements for the years ended September 30, 2021 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report had expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the period ended December 31, 2022 and September 30, 2022. The Company had total operating expenses of $5,039 during the three months ended December 31, 2022 and total operating expenses of $ 26,213 in the year ended September 30, 2022. The Company incurred $2,625 interest expense for the Three months ending Dec 31, 2022 and 2021. During the three months ended December 31, 2022 and year ended September 30, 2022, the Company had a net loss of $7,664 and $ 36,713 respectively.

The Company had not generated any revenues during the quarter ended December 31, 2022. The Company had total operating expenses of $400 for the three months ended December 31, 2021 and $5,039 for the three months ended December 31, 2022. The Company incurred $ 2,625 interest expense for the three months ended December 31, 2022 and $2,625 for the three months ended December 31, 2021.

During the three months ended December 31, 2022 and the three months ended December 31, 2021, the Company had a net loss of $ 7,664 and $ 3,025 respectively.

Liquidity and Capital Resources.

As of December 31, 2022 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of December 31, 2022, the Company had cash of $ 3,406 and as of September 30, 2022, the Company had $ 4,448 cash.

The Company had a negative cash flow from operations of $ 2,240 during the year ended September 30, 2022 and a negative cash flow from operations during the quarter ended December 31, 2022 of $ 1,042 due to a net loss of $ 7,664

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC.

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

As of December 31, 2022, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $ 66,654 , for a total of $ 416,654 evidenced by a note. As of the date hereof, the maturity date of the note was extended to August 31, 2023

Off-Balance Sheet Arrangements.

As of September 30, 2022 and 2020, December 31,, 2022 and 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of September 30, 2021 and 2022, December 31, 2021 and 2022, the Company did not have any contractual obligations.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K filed on February 16, 2023, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on Form 10-K may not the only risks facing the Company. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

  202

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

Date: February 24, 2023	AMERICAN METALS RECOVERY AND RECYCLING, INC.

/s/ Patrick McMahon

Patrick McMahon,
President and Chief Executive Officer

