Form 10-Q
period 2023-03-31
PUBLIC CO MANAGEMENT CORP
filed 2023-05-24
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 17, 2023, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022 filed on February 16, 2023 and those identified in other documents that we may subsequently file from time to time with Securities and Exchange Commission (“SEC”).

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this Form 10-Q.

Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in the forward-looking statements are reasonable as of the date of this 10-Q, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements.

PUBLIC COMPANY MANAGEMENT CORP.

BALANCE SHEETS

	March 31, 2023	September 30, 2022

Assets
Current assets
Cash	$2,055	$4,448

Total Assets	$2,055	$4,448

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$13,551	$20,274
Accounts payable and accrued expenses - related party	45,232	32,164
Accrued interest payable – related party	68,279	63,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$477,062	$465,467
Total Liabilities	$477,062	$465,467

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at March 31, 2023 and September 30, 2022	-	-
Common Stock, 50,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at March 31, 2023 and September 30, 2022	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,529,023)	(5,515,035)
Total stockholders’ deficit	(475,007)	(461,019)
Total liabilities and stockholders’ deficit	$2,055	$4,448

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	3,699	9,727	8,738	10,127
Total Operating Expenses	3,699	9,727	8,738	10,127

(Loss) from operations	(3,699)	(9,727)	(8,738)	(10,127)

Other income (expense)
Interest expense	(2,625)	(2,625)	(5,250)	(5,250)
Total Other Expense	(2,625)	(2,625)	(5,250)	(5,250)

Net (loss)	$(6,324)	$(12,352)	$(13,988)	$(15,377)

Basic and Diluted income (loss) per share
Basic and diluted income per share	(0.00)	(0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,522,699)	$(468,683)

Net loss	-	-	-	-	-	(6,324)	(6,324)
Balances at March 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,529,023)	$(475,007)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,481,347)	$(427,331)

Net loss	-	-	-	-	-	(12,352)	(12,352)
Balances at March 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,493,699)	$(439,683)

FOR THE SIX MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(13,988)	(13,988)
Balances at March 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,529,023)	$(475,007)

4

FOR THE SIX MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(15,377)	(15,377)
Balances at March 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,493,699)	$(439,683)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31
	2023	2022
Cash flows from operating activities
Net (loss)	$(13,988)	$(15,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable	(6,723)	4,200
Accrued expenses	13,068	5,927
Accrued interest payable – related party	5,250	5,250
Net cash (used in) operating activities	(2,393)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(2,393)	-

Cash, beginning of period	4,448	6,688

Cash, end of period	$2,055	$6,688

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2023 and September 30, 2022.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during 2023 and 2022: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2023 or 2022.

Basic and Diluted Net (Loss) per Share

	March 31, March 31,
	2022	2022
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(13,988)	$(15,377)
Net (Loss) attributable to PCMC	$(13,988)	$(15,377)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2023 and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2023 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2023 and September 30, 2022.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of March 31, 2023 and September 30, 2022 were $418,279 and $413,029, respectively and related party accrued liabilities as of March 31, 2023 and September 30, 2022 of $45,232 and $32,164, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the six months ended March 31, 2023 and 2022.

Advertising Cost

The Company spent no money for advertisement for the six months ended March 31, 2023 and 2022.

Depreciation

The Company had no depreciation expense for the six months ended March 31, 2023 and 2022, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,529,023 since its inception and had a working capital deficit of $475,007 and negative cash flows from operations and limited business operations as of March 31, 2023. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

PCMC continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets would be necessary for the Company be unable to continue as going concern.

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	June 30,	Sept 30,
Name	Note Date	Date	Rate	2022	2021

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	10/01/2021	3%	350,000	350,000

During the six months ending March 31, 2023 and 2022, the Company had $5,250 and $5,250 in interest expense, respectively.

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

As of March 31, 2023 and September 30, 2022, the Company owed $350,000 in principal, and owed $68,279 and $63,029 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2022, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $68,279 and $63,029 as of March 31, 2023 and September 30, 2022, respectively.

As of March 31, 2023 and September 30, 2022, the Company owed $45,232 and $32,164 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of March 31, 2023 and September 30, 2022, the Company has no preferred stock outstanding.

Common Stock

The Company has 50,000,000 shares of common stock authorized, $0.001 par value. As of March 31, 2023 and September 30, 2022, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended March 31, 2023 and September 30, 2022.

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

As of March 31, 2023 and September 30, 2022, the Company's accumulated deficit was $5,529,023 and $5,515,035 respectively. Only $72,471 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since September 30, 2020 are still open.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of the financial statements were available to be issued and has determined that there are no disclosable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation.

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company may also provide forward-looking statements in other materials that we release to the public.

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

Going Concern.

The Company’s reviewed financial statements for the six months ended March 31, 2023 and 2022 and the audited financial statements for the years ended September 30, 2022 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the period ended March 31, 2023 and September 30, 2022. The Company had total operating expenses of $3,699 during the six months ended March 31, 2023, total operation expenses of $ 9,727 for the six months ended March 31, 2022, and total operating expenses of $ 26,213 in the year ended September 30, 2022. The Company incurred $ 2,625 interest expense for the three months ending Dec 31, 2022 and 2021. During the six months ended March 31, 2023 and year ended September 30, 2022, the Company had a net loss of $ 6,324 and $ 36,713 respectively.

The Company did not generate any revenues during the quarter ended March 31, 2023. The Company had total operating expenses of $ 5,250 for the six months ended March 31, 2023. The Company incurred $ 2,625 interest expense for the six months ended March 31, 2023 and $ 5,250 for the six months ended December 31, 2022.

During the six months ended March 31, 2023 and the three months ended December 31, 2021, the Company had a net loss of $ 6,324 and $ 3,025 respectively.

Liquidity and Capital Resources.

As of March 31, 2023 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of March 31, 2023, the Company had cash of $ 2,055, as of March 31, 2022, the Company had cash of $$,448, and as of September 30, 2022, the Company had $ 4,448 cash.

The Company had a negative cash flow from operations of $ 2,240 during the year ended September 30, 2022 and the Company had a net loss of $13,988 for the six months ended March 31, 2023.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC.

The Company currently plans to satisfy its cash requirements for the next twelve months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or entities or individuals affiliated with either and believes it can satisfy its cash requirements so long as the Company are able to obtain financing from these parties. The Company expects that the money borrowed will be used during the next twelve months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

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

As of March 31, 2023, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $ 68,279, for a total of $ 418,279 evidenced by a note. As of the date hereof, the maturity date of the note was extended to October 31, 2023.

Off-Balance Sheet Arrangements.

As of September 30, 2022 and 2020, March 31, 2023 and 2022, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of September 30, 2021 and 2022, March 31, 2023 and 2022, the Company did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and to be effected by the Board of Directors and management (solely Quynh Hoa T. Tran), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Quynh Hoa T. Tran with the assistance of our outside certified public accountant has conducted an evaluation of the effectiveness of our disclosure controls and procedures. The Company cause to perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by the report.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K, as amended, filed on February 16, 2023, which could materially affect the Company’s business, financial condition or future results. These risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on said Form 10-K may not be the only risks facing the Company. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on the forward-looking statements. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in our forward-looking statements are reasonable, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2023	AMERICAN METALS RECOVERY AND RECYCLING, INC.

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

