Form 10-Q
period 2023-06-30
PUBLIC CO MANAGEMENT CORP
filed 2023-08-21
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 21, 2023, the registrant had 34,276,816 shares of common stock issued and outstanding.

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

PUBLIC COMPANY MANAGEMENT CORP.

BALANCE SHEETS

UNAUDITED

	June 30, 2023	September 30, 2022

Assets
Current assets
Cash	$2,013	$4,448

Total Assets	$2,013	$4,448

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$14,808	$20,274
Accounts payable and accrued expenses - related party	45,232	32,164
Accrued interest payable – related party	70,904	63,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$480,944	$465,467
Total Liabilities	$480,944	$465,467

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at June 30, 2023 and September 30, 2022	-	-
Common Stock, 50,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at June 30, 2023 and September 30, 2022	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,532,947)	(5,515,035)
Total stockholders’ deficit	(478,931)	(461,019)
Total liabilities and stockholders’ deficit	$2,013	$4,448

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	1,299	12,744	10,037	22,871
Total Operating Expenses	1,299	12,744	10,037	22,871

(Loss) from operations	(1,299)	(12,744)	(10,037)	(22,871)

Other income (expense)
Interest expense	(2,625)	(2,625)	(7,875)	(7,875)
Total Other Expense	(2,625)	(2,625)	(7,875)	(7,875)

Net (loss)	$(3,924)	(15,369)	$(17,912)	$(30,746)

Basic and Diluted income (loss) per share
Basic and diluted income per share	(0.00)	(0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

UNAUDITED

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,529,023)	$(475,007)

Net loss	-	-	-	-	-	(3,924)	(3,924)
Balances at June 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,532,947)	$(478,931)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at March 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,493,699)	$(439,683)

Net loss	-	-	-	-	-	(15,369)	(15,369)
Balances at June 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,509,068)	$(455,052)

FOR THE NINE MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(17,912)	(17,912)
Balances at June 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,532,947)	$(478,931)

FOR THE NINE MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(30,746)	(30,746)
Balances at June 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,509,068)	$(455,052)

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	June 30
	2023	2022
Cash flows from operating activities
Net (loss)	$(17,912)	$(30,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable	(5,466)	14,746
Accrued expenses	13,068	5,927
Accrued interest payable – related party	7,875	7,875
Net cash (used in) operating activities	(2,435)	(2,198)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(2,435)	(2,198)

Cash, beginning of period	4,448	6,688

Cash, end of period	$2,013	$4,490

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2023 and September 30, 2022.

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

Basic and Diluted Net (Loss) per Share

	June 30,	June 30,
	2023	2022
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(17,912)	$(30,746)
Net (Loss) attributable to PCMC	$(17,912)	$(30,746)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the nine months ended June 30, 2023 and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2023 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2023 and September 30, 2022.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of June 30, 2023 and September 30, 2022 were $420,904 and $413,029, respectively and related party accrued liabilities as of June 30, 2023 and September 30, 2022 of $45,232 and $32,164, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the nine months ended June 30, 2023 and 2022.

Advertising Cost

The Company spent no money for advertisement for the nine months ended June 30, 2023 and 2022.

Depreciation

The Company had no depreciation expense for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,532,947 since its inception and had a working capital deficit of $478,931 and negative cash flows from operations and limited business operations as of June 30, 2023. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

During the nine months ending June 30, 2023 and 2022, the Company had $7,875 and $7,875 in interest expense, respectively.

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

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement shall terminate as of October 31, 2023, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of June 30, 2023 and September 30, 2022, the Company owed $350,000 in principal, and owed $70,904 and $63,029 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2022, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $70,904 and $63,029 as of June 30, 2023 and September 30, 2022, respectively.

As of June 30, 2023 and September 30, 2022, the Company owed $45,232 and $32,164 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of June 30, 2023 and September 30, 2022, the Company has no preferred stock outstanding.

Common Stock

The Company has 50,000,000 shares of common stock authorized, $0.001 par value. As of June 30, 2023 and September 30, 2022, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended June 30, 2023 and September 30, 2022.

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

As of June 30, 2023 and September 30, 2022, the Company's accumulated deficit was $5,532,947 and $5,515,035 respectively. Only $76,395 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

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

Going Concern.

The Company’s reviewed financial statements for the nine months ended June 30, 2023 and 2022 and the audited financial statements for the years ended September 30, 2022 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the period ended June 30, 2023 and September 30, 2022. The Company had total operating expenses of $1,299 during the three months ended June 30, 2023 and total operating expenses of $12,744 for the three months ended June 30, 2022. The Company incurred $2,625 interest expense for the three months ending June 30, 2023 and 2022.

The Company had total operating expenses of $10,037 during the nine months ended June 30, 2023 and total operation expenses of $22,871 for the nine months ended June 30, 2022.The Company incurred $7,875 interest expense for the nine months ending June 30, 2023 and 2022.

The Company had a net loss of $(17,912) and $(30,746) for the none months ending June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources.

As of June 30, 2023 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of June 30, 2023, the Company had cash of $ 2,013, and as of September 30, 2022, the Company had cash of $4,448.

The Company had a negative cash flow from operations of $(2,435) and $(2,198)for the nine months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $70,904, for a total of $420,904 evidenced by a note. As of the date hereof, the maturity date of the note was extended to October 31, 2023.

Off-Balance Sheet Arrangements.

As of September 30, 2022 and 2020, June 30, 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of September 30, 2021 and 2022, June 30, 2023 and 2022, the Company did not have any contractual obligations.

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

Date: August 21, 2023	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

