Form 10-K
period 2023-09-30
PUBLIC CO MANAGEMENT CORP
filed 2024-01-12
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the fiscal year ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-21436

PUBLIC COMPANY MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9340 Wilshire Boulevard, Suite 203, Beverly Hills, CA 90212

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☒  Yes No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,313,135 based on the closing price of $ 0.11 per share as reported on the OTC Markets as of that date.

As of January 12, 2024, the registrant had 34,276,816 shares of Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS.

General Background of the Company

Public Company Management Corporation (the “Company”) was incorporated under the name of MyOffiz, Inc. on October 26, 2000, under the laws of the State of Nevada. On November 6, 2004, the Company changed its name from MyOffiz, Inc. to Public Company Management Corporation.

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

Israel Hamas Conflict.

The extent to which the armed conflict between Israel and Hamas-led Palestinian may impact our search for an initial business combination will depend on future developments, which are highly uncertain, cannot be predicted and may include but are not limited the potential effect of bans, sanction programs, additional licensing requirements, and/or boycotts as they may have an effect on the merger or acquisition or business combination with a private entity.

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

ITEM 1A. RISK FACTORS.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “goals,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

Repository Services LLC owns 70.3% of the issued and outstanding shares of common stock of the Company and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Our audited financial statements for the years ended September 30, 2023, and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employee.

Quynh Hoa T. Tran, our Chief Executive Officer, is our sole executive officer. Quynh Hoa T. Tran is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as she deems necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time she will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of the business combination.

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

Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members and as a majority shareholder in the Company, to any third-party entities. Quynh Hoa T. Tran’s business activities do not create any fiduciary duties to any third parties, and she has no contractual obligation that may be deemed to be or give rise to a conflict of interest. To avoid future conflict of interests, management and the related third-party entites have determined that they will not be associated or be affiliated with entities engaged in business activities similar to those which Quynh Hoa T. Tran is active. Future business activities of the Company’s management, which may include business activities similar to those of a potential business combination, may result in potential or perceived conflicts of interest.

In the event that more than one business opportunity is presented to the Company, management may have differences of opinion in determining which particular business opportunity should be first presented or considered. In the event that the Company’s management has future business affiliations (coupled with a fiduciary duty to the business affiliation), management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization, and the laws of jurisdiction.

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

As of September 30, 2023, we had $58,766in cash and an accumulated deficit of $5,550,843. Our audited financial statements for the years ended September 30, 2023 and September 30, 2022 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Unspecified and unascertainable risks.

There is no basis for shareholders to evaluate the possible merits or risks of a potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

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

If Quynh Hoa T. Tran’s other business affairs require her to devote more time to such affairs, it could limit her ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a timely business combination. The Company does not believe that her other business affairs interfere with her duties as an officer and director, but remotely could disturb her immediate performance of assumed duties, if any. Furthermore, we do not have an employment agreement with Quynh Hoa T. Tran.

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

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such a single business and a limited number of products or services.

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

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than the Company does, and the Company’s financial resources are limited when contrasted with those of many of its competitors. While the Company believes that there are numerous potential target businesses that we could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Quynh Hoa T. Tran resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

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

The Company’s majority shareholder has a 70.30% common stock equity interest in the Company and thus is in a position to totally influence certain actions requiring stockholder vote.

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

Although we will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

The Company has no “independent director,” so actions taken, and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “independent review.”

Quynh Hoa T. Tran is the Company’s sole director. Although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Quynh Hoa T. Tran resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation, as amended, authorizes the issuance of 500,000,000 shares of common stock, par value $ 0.001 and 50,000,000 shares of preferred stock. As of September 30, 2021, September 30, 2022, September 30, 2023, and as of the date hereof, we had 34,276,816 shares of common stock issued and outstanding and no shares of the preferred stock, par value $ 0.001 issued or outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock or preferred stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock and preferred stock, or either, in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

The Company’s corporate office is located at 9340 Wilshire Boulevard, Suite 203, Beverly Hills, CA 90212 which space is provided to us on a rent-free basis by Repository Services LLC. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

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

	Price Range
Commencement Period	High	Low

Fiscal Year Commencing October 1, 2020

First Quarter	0.535	0.070
Second Quarter	0.060	0.017
Third Quarter	0.053	0.015
Fourth Quarter	0.219	0.135

Fiscal Year Commencing October 1, 2021

First Quarter	0.350	0.135
Second Quarter	0.239	0.062
Third Quarter	0.220	0.136
Fourth Quarter	0.228	0.070

Fiscal Year Commencing October 1, 2022

First Quarter	0.350	0.134
Second Quarter	0.09	0.08
Third Quarter	0.11	0.08
Fourth Quarter	0.11	0.10

Fiscal Year Commencing October 1, 2023

First Quarter	0.09	0.08

As of December 31, 2023, approximately 80 stockholders of record held our shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

No equity compensation plan or agreements under which our common stock or preferred stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2023 and 2022 or through the date hereof.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSN AND ANYALYSI OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Results of Operations for the years ended September 30, 2023 and 2022

The Company has not generated any revenues or costs of operations during the years ended September 30, 2023 and 2022.

The Company incurred general and administrative expenses consisting of professional fees, filing fees for reporting requirements and other general and administrative expenses of $25,308 and $26,213 for the years ended September 30, 2023 and 2022, respectively.

Interest expense accrued on the related to the related party note payable of $350,000 was $10,500 for each of the years ended September 30, 2023 and 2022, respectively.

The net loss for the years ended September 30, 2023 and 2022 was $35,808and $36.713, respectively.

Liquidity and Capital Resources.

As of September 30, 2023 and as of the date hereof, the Company has no business operations and no cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC and Specialty Capital Lenders LLC, or either, to pay professional fees and expenses. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC and Specialty Capital Lenders LLC. As of September 30, 2023 and September 30, 2022, we had cash of $58,766 and $4,448, respectively.

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

On September 30, 2023 we had $58,766in current assets and $555,593 in current liabilities. As of September 30, 2022, we had $4,448 in current assets and $465,467 in current liabilities.

We had a negative cash flow from operations of $20,682during the year ended September 30, 2023 and a negative cash flow of $2,240 from operations during the year ended September 30, 2023. We financed our negative cash flow from operations during the twelve months ended September 30, 2023 through advances made by Repository Services LLC and increases in accounts payable and other liabilities.

We had negative cash flow from operations during the year ended September 30, 2023. We financed this negative cash flow from operations through advances made by Repository Services LLC prior to September 30, 2022 and from increases in accounts payable. We have a short term payable from an unrelated party of $75,000 to be used for any negative cash flow from operations.

The Company currently plans to satisfy its cash requirements for the next 12 months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or companies or individuals affiliated with either and believes it can satisfy its cash requirements so long as we are able to obtain financing from these parties. The Company expects that the money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the years ended September 30, 2023 and 2022 with an explanatory paragraph on going concern.

As of September 30, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments.

As of September 30, 2023 and 2022, and as of the date hereof, we did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements for the year ended September 30, 2023 and 2022 and are included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Public Company Management Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Company Management Corporation (the Company) as of September 30, 2023 and 2022, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2023.

Firm ID: 6849

Houston, Texas

January 12, 2024

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	September 30, 2023	September 30, 2022

Assets
Current assets
Cash	$58,766	$4,448

Total Assets	$58,766	$4,448

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$11,832	$20,274
Accounts payable and accrued expenses - related party	45,232	32,164
Short-Term Payables	75,000	-
Accrued interest payable – related party	73,529	63,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$555,593	$465,467
Total Liabilities	$555,593	$465,467

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at September 30, 2023 and September 30, 2022	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at September 30, 2023 and September 30, 2022	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,550,843)	(5,515,035)
Total stockholders’ deficit	(496,827)	(461,019)
Total liabilities and stockholders’ deficit	$58,766	$4,448

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30
	2023	2022

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	25,308	26,213
Total Operating Expenses	25,308	26,213

(Loss) from operations	(25,308)	(26,213)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(10,500)	(10,500)
Total Other Expense	(10,500)	(10,500)

Net (loss)	$(35,808)	$(36,713)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2021	-	$-	34,276,816	$34,277	$5,019,739	$(5,478,322)	$(424,306)

Net loss	-	-	-	-	-	(36,713)	(36,713)
Balances at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(35,808)	(35,808)
Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net (loss)	$(35,808)	$(36,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(8,442)	18,046
Accounts payable and accrued expenses – related party	13,068	5,927
Accrued interest payable – related party	10,500	10,500
Net cash (used in) operating activities	(20,682)	(2,240)

Cash flows from investing activities	-	-

Cash flows from financing activities
Short-Term Advances	75,000	-
Net cash provided by financing activities	75,000

Net increase (decrease) in cash	54,318	(2,240)

Cash, beginning of period	4,448	6,688

Cash, end of period	$58,766	$4,448

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2023 and 2022.

Short Term Payables

The Company received unsecured advances from an unrelated party for working capital. The advances are due on demand.

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

Basic and Diluted Net (Loss) per Share

	Sept 30,	Sept 30,
	2023	2022
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(35,808)	$(36,713)
Net (Loss) attributable to PCMC	$(35,808)	$(36,713)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the twelve months ended September 30, 2023 and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2023 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2023 and 2022.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of September 30, 2023 and 2022 were $423,529 and $413,029, respectively and related party accrued liabilities as of September 30, 2023 and 2022 of $45,232 and $32,164, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the twelve months ended September 30, 2023 and 2022.

Advertising Cost

The Company spent no money for advertisement for the twelve months ended September 30, 2023 and 2022.

Depreciation

The Company had no depreciation expense for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,550,843 since its inception and had a working capital deficit of $496,827 and negative cash flows from operations and limited business operations as of September 30, 2023. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

NOTE 3 – SHORT TERM PAYABLES

The Company received $75,000 from an investor to fund operations. The short term payable has no formal documentation and is due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Sept 30,	Sept 30,
Name	Note Date	Date	Rate	2023	2022

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	350,000	350,000

During the twelve months ending September 30, 2023 and 2022, the Company had $10,500 and $10,500 in interest expense, respectively.

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

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement shall terminate as of December 31, 2024 at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of September 30, 2023 and 2022, the Company owed $350,000 in principal, and owed $73,529 and $63,029 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2023, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $73,529 and $63,029 as of September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022, the Company owed $45,232 and $32,164 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of September 30, 2023 and 2022, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of September 30, 2023 and 2022, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended September 30, 2023 and 2022.

NOTE 8 – INCOME TAXES

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

As of September 30, 2023 and 2022, the Company's accumulated deficit was $5,550,843 and $5,515,035, respectively. Only $94,651 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since September 30, 2019 are still open.

NOTE 9 – SUBSEQUENT EVENTS

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Hudgens CPA, PLLC, the Company’s independent public accounting firm conducted an audits in accordance with the standards of the PCAOB. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was the auditing firm engaged to perform an audit of its internal control over financial reporting. As part of the audit, Hudgens CPA, PLLC was required to obtain an understanding of our internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Hudgens CPA, PLLC has expressed no such opinion.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVENANCE.

The following table sets forth the name and age of the member of our Board of Directors and our executive officer and the positions held.

Name	Age	Title
Quynh Hoa T. Tran		Chief Executive Officer and President

Background Information – Quynh Hoa T. Tran

On March 11, 2023, the Company selected Quynh Hoa T. Tran as a director, by written consent of the majority shareholder, and not by the vote of security holders at an annual meeting or special meeting convened for such purpose. Repository Services LLC sought out Ms. Tran as a director of the Company for her specific business acumen as described below and a consideration of her diverse work experience, her social-economic characteristics and her demographic location in the Silicon Valley area of California. Although Ms. Tran is from the Country of Vietnam and now resides in the United States, Repository Services LLC did not specifically consider any self-identified diversity characteristics when selecting her as a director.

Ms. Tran holds office until the next annual meeting of stockholders and until her successor or successors have been duly elected and qualified. There are no agreements with respect to her selection to serve on our Board of Directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Ms. Tran received her BS and MBA from San Francisco State University. Ms. Tran has extensive leadership experience with Fortune 500 and technology startups, spanning global business development, marketing, sales, strategic alliances and operations. She is a serial entrepreneur, a transformative leader, and has led $1+Billion business entities as well as scaled startups from inception to over $150M in revenue, resulting in successful IPO and M&A exits. Ms. Tran returned to the private sector to focus building startups after serving her tour of duty as Chief Executive Officer of the American Red Cross-Silicon Valley. [The Red Cross organization has over 1500 volunteers and paid staff dedicated to life saving mission and driving innovation with technology partners such as Apple, Cisco, Facebook, Google, PayPal.] Prior to the Red Cross, Ms. Tran was Managing Partner of GlobAll Connect LLC, a technology development company she co-founded that focused on Software Services and Renewable Energy. Before GlobAll Connect, Ms. Tran served as Chief Marketing & Business Development Officer for Kodak NexPress, a Kodak $500 Million digital imaging company.

Ms. Tran was co-founder and the Vice President and General Manager for ColorgrafX Systems where she grew the business from startup to $150 million, and subsequently acquired by Xerox. Ms. Tran also led Sun Microsystem’s expansion into the Commercial Markets by developing business strategies and marketing efforts into the Financial Services and Commercial sectors, thus generating $3 Billion of new growth for Sun.

Ms. Tran is a senior fellow and former Board Member of the American Leadership Forum-Silicon Valley. American Leadership Forum is an organization dedicated to bringing together leaders from diverse sectors of the community to explore leadership philosophies and strengthen their commitment to work together on issues impacting Silicon Valley and the region. Ms. Tran also served on the Board of Directors of MapInfo Inc (a Nasdaq listed software company) and numerous Silicon Valley organizations to include The Children’s Discovery Museum of San Jose and the American Cancer Society. Ms. Tran has coached students enrolled in Global Entrepreneurship Studies at Stanford University and serves on advisory boards of several technology companies focusing on EV/smart mobility, Fintech, Artificial Intelligence, Health and Blockchain technologies.

Ms. Tran holds office until the next annual meeting of stockholders and until her successor or successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

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

Company's management (and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC) are each deemed to be responsible persons, as defined above, and may be associated with other firms involved in a range of business activities in the future. Consequently, there are potential inherent conflicts of interest. Insofar as Quynh Hoa T. Tran is engaged in other business activities, it is anticipated that he will devote only a minor amount of time to the Company's affairs. Quynh Hoa T. Tran’s other business activities do not result in any conflict of interest for inside Company activities and the members and managers of Repository Services LLC and Specialty Capital Lenders LLC do not believe that there is any potential conflict of interest for outside of the Company’s activities.

As of the date hereof, Company’s management and Repository Services LLC members and managers, and each of them, have no intention of becoming shareholders, officers or directors of any other companies which may be considered as a development stage company with no revenues, nominal assets and no specific business plan or whose purpose is to seek new business opportunities or engage in a merger or acquisition with an unidentified company. The Company and Repository Services LLC, and each of them, will not enter into any transaction where there is a conflict of interest or potential conflict of interest. Repository Services LLC is managed by a its manager; members of Repository Services LLC have no right to manage the business of Repository Services LLC or demand from Repository Services LLC any property, although members have the right to vote on business transactions and have the right to share only in the profits and losses of Repository Services LLC. Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members, to any third-parties and as a shareholder of the Company. Quynh Hoa T. Tran’s consulting activities do not create any fiduciary duties to any third parties, and he has no contractual obligation that may be deemed to be a conflict of interest. In addition to the above, Quynh Hoa T. Tran also owes a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience which that director has.

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

Promoters and Control Persons

Repository Services LLC, Brian Brick, and Quynh Hoa T. Tran, and each of them, acting alone or together, directly or indirectly, may be deemed to be promoters of the Company and each, directly or indirectly, has the power to direct or cause the direction of the management and policies of the Company through their ownership of or being able to vote the common stock, by being an officer or director, or by agreement.

Specialty Capital Lenders LLC, Repository Services LLC and the Company may be deemed to be related parties to each other. Repository Services LLC’s Manager and control member is Brian Brick, and the other member is Ronald J. Stauber. Specialty Capital Lenders LLC’s manager and sole member is Ronald J. Stauber.

Quynh Hoa T. Tran was selected to be an officer and director of the Company by Repository Services LLC. Quynh Hoa T. Tran has no direct or indirect interest in Specialty Capital Lenders LLC and Repository Services LLC, or either.

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

Additional Information.

Quynh Hoa T. Tran, our sole officer and director, is not currently an officer or director of any other blank check shell companies and she and Repository Services LLC had been a shareholder in one other blank check shell company named American Metals Recovery and Recycling Inc. (symbol AMRR) that had filed a registration statement on Form 10-12G on August 2, 2021.

On December 23, 2021, Repository Services LLC held and approximately 73.3 % of the issued and outstanding common shares in AMRR and 100% of the preferred stock; 71.1% of the common stock and all of the preferred stock was sold to Multiband Global Resources LLC, an unrelated party, for $500,000 and the remaining shares were transferred to the Katell Survivors Trust (Gerald Katell, trustee), an unrelated third party. As at December 31, 2021, Repository Services LLC had no interest in AMRR. Quynh Hoa T. Tran held less than 1% of the issued and outstanding shares in AMRR.

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

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended September 2023 and 2022 through the date hereof. The Company has no employment agreement with our officer and director.

As of the fiscal years ended September 30, 2023, September 30, 2022 and through the date hereof, there were no outstanding equity awards to any of prior or current executive officer(s) or the members of our board of directors. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2023 and the date hereof. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 10% of our common stock and preferred stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)

Repository Services LLC (2) 9440 Santa Monica Boulevard Suite 301 Beverly Hills, CA 90210	23,946,307	70.3%

Director and Officer (1 person)

Quynh Hoa T. Tran (3) (4) 9340 Wilshire Boulevard Suite 203 Beverly Hills, CA 90212	0	0%

_____

(1) Applicable percentage ownership is based on 34,276,816 shares of common stock outstanding as of December 31, 2023 and as of the date hereof. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Pursuant to a Stock Purchase Agreement dated as at August 7. 2020, as of September 30, 2020, Repository Services LLC was the beneficial owner 24,946,307 of the shares of common stock. On or about October 15, 2020, Repository Services LLC became the record owner of 23,446,307 shares of the Company held for it in the name of Brock, K. Brock & S. Brock General Partners trustee of Brock Family Trust, K. Brock & S. Brock General Partners Brock Family Trust UADTD 06/24/1998, K. Brock & S. Brock General Partners Trustee of Brock Family Trust, and the Brock Irrevocable Trust. On October 27, 2020, Brock caused the balance of the 500,000 shares of common stock beneficially owned by Repository Services LLC to be registered by the transfer agent in its name. Repository Services LLC’s Manager and control member is Brian Brick.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 30, 2016, the Company issued a promissory note to Stephen Brock in the principal amount of $300,000. On August 3, 2020, the promissory note was assigned by Stephen Brock to Specialty Capital Lenders LLC. As of September 30, 2023, there was owed to Specialty Capital Lenders LLC $350,000 in principal and $73,529 in interest. As at January 1, 2022, the Company had entered into an Obligation Extension Agreement with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal continued to accrue interest at the rate of three (3%) percent per annum. The Extension Agreement terminated as of August 31, 2023, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC. On September 1, 2023, the parties entered into new Extension Agreement. The Extension Agreement nowterminates as of December 31, 2024, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium and with all accrued interest to the date of prepayment. Partial prepayments will be applied first to accrued interest and then to principal.

On December 18, 2019, the Company issued a Revolving Promissory Note to Repository Services LLC whereby the Company can borrow up to a maximum of thirty-five thousand USD ($35,000) at an annual rate of interest equal to five percent (5%). There have been no financial accommodations provided to the Company under the Revolving Promissory Note.

Specialty Capital Lenders LLC, Repository Services LLC and the Company may be deemed to be related parties to each other. Repository Services LLC’s Manager and control member is Brian Brick and the other member is Ronald J. Stauber. Specialty Capital Lenders LLC’s Manager and sole member is Ronald J. Stauber. As of the date hereof, Repository Services LLC owned and controlled 8,123,230 shares of the Company’s common stock, which represents approximately 70.3% of the common stock issued and outstanding and owned and controlled 600,000 shares of the preferred stock, which represents 100% of the issued shares of preferred stock outstanding.

Quynh Hoa T. Tran was selected to be an officer and director of the Company by Repository Services LLC. Quynh Hoa T. Tran has no direct or indirect interest in Specialty Capital Lenders LLC and Repository Services LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm Hudgens CPA, PLLC

(1)	Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2023 and 2022 was $10,500 and $10,035, respectively.

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

PART IV

ITEM 15. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set fort below is an index to our financial statements attached to this Annual Report:

Independent Auditors Report of January 12, 2023

Consolidated Balance Sheets at September 30, 2023 and 2022

Consolidated Statements of Operation for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows for the Years ended September 30, 2023 and 2022

ITEM 16. FORM 10-K SUMMARY.

No optional summary of the above information is required to be provided.

 ITEM 17. FINANCIAL STATEMENTS AND EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amendment to Articles of Incorporation
3.3*	By-Laws
10.1**	Debt Restructure Agreement of September 16, 2016 [Executed Copy]
10.2**	Promissory Note of September 30, 2016 [Executed Copy]
10.3**	Assignment of Promissory Note to Specialty Capital LLC of August 3, 2020 [Executed Copy]
*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed on June 1, 2022.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 10, Amendment No. 2 filed on September 6, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2024

PUBLIC COMPANY MANAGEMENT CORPORATION

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	President

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	Chief Financial Officer

