Form 10-Q
period 2023-12-31
PUBLIC CO MANAGEMENT CORP
filed 2024-02-20
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 20, 2024, the registrant had 34,276,816 shares of common stock issued and outstanding.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	September 30, 2023

Assets
Current assets
Cash	$50,565	$58,766

Total Assets	$50,565	$58,766

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$12,522	$11,832
Accounts payable and accrued expenses - related party	45,232	45,232
Short-Term Payables	75,000	75,000
Accrued interest payable – related party	76,154	73,529
Note payable – related party	350,000	350,000
Total Current Liabilities	$558,908	$555,593
Total Liabilities	$558,908	$555,593

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,562,359)	(5,550,843)
Total stockholders’ deficit	(508,343)	(496,827)
Total liabilities and stockholders’ deficit	$50,565	$58,766

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31
	2023	2022

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	8,891	5,039
Total Operating Expenses	8,891	5,039

(Loss) from operations	(8,891)	(5,039)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(2,625)	(2,625)
Total Other Expense	(2,625)	(2,625)

Net (loss)	$(11,516)	$(7,664)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(11,516)	(11,516)
Balances at December 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,562,359)	$(508,343)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(7,664)	(7,664)
Balances at December 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,522,699)	$(468,683)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net (loss)	$(11,516)	$(7,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	690	1,025
Accounts payable and accrued expenses – related party	-	2,972
Accrued interest payable – related party	2,625	2,625
Net cash (used in) operating activities	(8,201)	(1,042)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(8,201)	(1,042)

Cash, beginning of period	58,766	4,448

Cash, end of period	$50,565	$3,406

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Public Company Management Corporation ("Company”), a Nevada corporation, was formed on October 26, 2000. On October 1, 2004, MyOffiz, Inc. ("MyOffiz") entered into an Exchange Agreement with the certain controlling shareholders of GoPublicToday.com, Inc., Pubco WhitePapers, Inc., and Public Company Management Services, Inc. The Company was the holding company for, and conducted its operations through, its subsidiary companies. The terms "we" and "our" refers to the Company and its subsidiaries unless otherwise stated.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2023 and 2022.

Short Term Payables

The Company received unsecured advances from an unrelated party for working capital. The advances are due on demand.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during the reported periods in 2023 and 2022: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in the reported periods in 2023 or 2022.

Basic and Diluted Net (Loss) per Share

	Dec 31,	Dec 31,
	2023	2022
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(11,516)	$(7,664)
Net (Loss) attributable to PCMC	$(11,516)	$(7,664)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2023 and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended December 31, 2023 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2023 and 2022.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of December 31, 2023 and September 30, 2023 were $426,154 and $423,529, respectively and related party accrued liabilities as of December 31, 2023 and September 30, 2023 of $45,232 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the three months ended December 31, 2023 and 2022.

Advertising Cost

The Company spent no money for advertisement for the three months ended December 31, 2023 and 2022.

Depreciation

The Company had no depreciation expense for the three months ended December 31, 2023 and 2022, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,562,359 since its inception and had a working capital deficit of $508,343 and negative cash flows from operations and limited business operations as of December 31, 2023. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

NOTE 3 – SHORT TERM PAYABLES

The Company received $75,000 from an investor to fund operations. The short-term payable has no formal documentation and is due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Sept 30,	Sept 30,
Name	Note Date	Date	Rate	2023	2022

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	350,000	350,000

During the three months ending December 31, 2023 and 2022, the Company had $2,625 and $2,625 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note, as extended, matures on December 31, 2024 (the “Maturity Date”). On the Maturity Date, the Company must pay the holder the promissory note the outstanding principal balance together with all accrued and unpaid interest.

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

As of December 31, 2023 and September 30, 2023, the Company owed $350,000 in principal, and owed $76,154 and $73,529 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of December 31, 2023, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $76,154 and $65,654 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and September 30, 2023, the Company owed $45,232 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of December 31, 2023 and September 30, 2023, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of December 31, 2023 and September 30, 2023, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the three months ended December 31, 2023 and 2022.

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

As of December 31, 2023 and September 30, 2022, the Company's accumulated deficit was $5,562,359 and $5,550,843, respectively. Only $106,167 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since September 30, 2019 are still open.

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

Going Concern.

The Company’s reviewed financial statements for the three months ended December 31, 2023 and 2022 and the audited financial statements for the years ended September 30, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the period ended December 31, 2023 and September 30, 2023. The Company had total operating expenses of $8,891 during the three months ended December 31, 2023 and total operating expenses of $5,039 for the three months ended December 31, 2022. The Company incurred $2,625 interest expense for the three months ending December 31, 2023 and 2022.

The Company had a net loss of $(11,516) and $(7,664) for the three months ending December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources.

As of December 31, 2023 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of December 31, 2023, the Company had cash of $50.565, and as of September 30, 2023, the Company had cash of $58,766.

The Company had a negative cash flow from operations of $(8,201) and $(1,042)for the three months ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $76,154, for a total of $426,154 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2024

Off-Balance Sheet Arrangements.

As of December 31, 2023 and 2022 and September 30, 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of December 31, 2023 and 2022 and September 30, 2023, the Company did not have any contractual obligations.

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

Date: February 20, 2024	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

