Form 10-Q
period 2024-03-31
PUBLIC CO MANAGEMENT CORP
filed 2024-05-10
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

9340 Wilshire Boulevard, Suite 203
Beverly Hills,CA	90212
(Address of principal executive offices)	( Zip Code)

Registrant’s Telephone Number, Including Area Code:  310.862.1957

Securities registered pursuant to the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCMC	OTC Market

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

As of May 8, 2024, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023 filed on January 12, 2024 and those identified in other documents that we may subsequently file from time to time with Securities and Exchange Commission (“SEC”).

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

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023

Assets
Current assets
Cash	$35,565	$58,766

Total Assets	$35,565	$58,766

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$14,022	$11,832
Accounts payable and accrued expenses - related party	45,232	45,232
Short-Term Payables	75,000	75,000
Accrued interest payable – related party	78,779	73,529
Note payable – related party	350,000	350,000
Total Current Liabilities	$563,033	$555,593
Total Liabilities	$563,033	$555,593

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at December 31, 2023 and December 31, 2022	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,581,484)	(5,550,843)
Total stockholders’ deficit	(527,468)	(496,827)
Total liabilities and stockholders’ deficit	$35,565	$58,766

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	16,500	3,699	25,391	8,738
Total Operating Expenses	16,500	3,699	25,391	8,738

(Loss) from operations	(16,500)	(3,699)	(25,391)	(8,738)

Other income (expense)
Interest expense	(2,625)	(2,625)	(5,250)	(5,250)
Total Other Expense	(2,625)	(2,625)	(5,250)	(5,250)

Net (loss)	$(19,125)	$(6,324)	$(30,641)	$(13,988)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED March 31, 2024 AND 2023

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,562,359)	$(508,343)

Net loss	-	-	-	-	-	(19,125)	(19,125)
Balances at March 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,581,484)	$(527,468)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,522,699)	$(468,683)

Net loss	-	-	-	-	-	(6,324)	(6,324)
Balances at March 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,529,023)	$(475,007)

FOR THE SIX MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(30,641)	(30,641)
Balances at March 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,581,484)	$(527,468)

4

FOR THE SIX MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(13,988)	(13,988)
Balances at March 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,529,023)	$(475,007)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss)	$(30,641)	$(13,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,190	(6,723)
Accounts payable and accrued expenses – related party	-	13,068
Accrued interest payable – related party	5,250	5,250
Net cash (used in) operating activities	(23,201)	(2,393)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(23,201)	(2,393)

Cash, beginning of period	58,766	4,448

Cash, end of period	$35,565	$2,055

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Basis of Preparation

The accompanying financial statements include the financial information of PCMC Holdings Inc. (“PCMC”), the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2024 and 2023.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in the reported periods in 2024 or 2023.

Basic and Diluted Net (Loss) per Share

	March 31,	March 31,
	2024	2023
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(30,641)	$(13,988)
Net (Loss) attributable to PCMC	$(30,641)	$(13,988)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2024 and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2024 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2024 and 2023.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of March 31, 2024 and September 30, 2023 were $428,779 and $423,529, respectively and related party accrued liabilities as of March 31, 2024 and September 30, 2023 of $45,232 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development costs for the six months ended March 31, 2024 and 2023.

Advertising Cost

The Company spent no money for advertisement for the six months ended March 31, 2024 and 2023.

Depreciation

The Company had no depreciation expense for the six months ended March 31, 2024 and 2023, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,581,484 since its inception and had a working capital deficit of $527,468 and negative cash flows from operations and limited business operations as of March 31, 2024. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

During the six months ending March 31, 2024 and 2023, the Company had $5,250 and $5,250 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note, as extended, matures on December 31, 2024 (the “Maturity Date”). On the Maturity Date, the Company must pay the holder of the promissory note the outstanding principal balance together with all accrued and unpaid interest.

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

As of March 31, 2024 and September 30, 2023, the Company owed $350,000 in principal, and owed $78,779 and $73,529 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of March 31, 2024, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $78,779 and $65,654 as of March 31, 2024 and 2023, respectively.

As of March 31, 2024 and September 30, 2023, the Company owed $45,232 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of March 31, 2024 and September 30, 2023, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of March 31, 2024 and September 30, 2023, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the six months ended March 31, 2024 and 2022.

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

As of March 31, 2024 and September 30, 2023, the Company's accumulated deficit was $5,581,484 and $5,550,843, respectively. Only $125,292 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since September 30, 2020 are still open.

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

Going Concern.

The Company’s reviewed financial statements for the six months ended March 31, 2024 and 2023 and the audited financial statements for the years ended September 30, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the three months ended March 31, 2024 and 2023. The Company had total operating expenses of $19,125 during the three months ended March 31, 2024 and total operating expenses of $3,699 for the three months ended March 31, 2023. The Company incurred $2,625 interest expense for the three months ending March 31, 2024 and 2023.

The Company had a net loss of $(19,125) and $(6,324) for the three months ending March 31, 2024 and 2023, respectively.

The Company had not generated any revenues during the six months ended March 31, 2024 and 2023. The Company had total operating expenses of $25,391 during the six months ended March 31, 2024 and total operating expenses of $8,738 for the six months ended March 31, 2023. The Company incurred $5,250 interest expense for the six months ending March 31, 2024 and 2023.

The Company had a net loss of $(30,641) and $(13,988) for the six months ending March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources.

As of March 31, 2024 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of March 31, 2024, the Company had cash of $35,565, and as of September 30, 2023, the Company had cash of $58,766.

The Company had a negative cash flow from operations of $(23,201) and $(2,393) for the six months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $78,779, for a total of $428,779 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2024

Off-Balance Sheet Arrangements.

As of March 31, 2024 and 2023 and September 30, 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of March 31, 2024 and 2023 and September 30, 2023, the Company did not have any contractual obligations.

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

Quynh Hoa T. Tran, with the assistance of our outside certified public accountant, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. The Company cause to perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by the report.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K, as amended, filed on January 12, 2024, which could materially affect the Company’s business, financial condition or future results. These risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on said Form 10-K may not be the only risks facing the Company. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on the forward-looking statements. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in our forward-looking statements are reasonable, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

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

Date: May 8, 2024	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

