Form 10-K
period 2024-09-30
PUBLIC CO MANAGEMENT CORP
filed 2025-01-13
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the fiscal year ended September 30, 2024

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,313,135 based on the closing price of $ 0.11 per share as reported on the OTC Markets as of that date.

As of January 10, 2025, the registrant had 34,276,816 shares of Common Stock outstanding.

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

As of October 1, 2012, and thereafter, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. On August 16, 2024, the Company had entered a non-binding letter of intent with DACTA SG Pte. Ltd., a Singapore corporation (“Dacta”). The letter of intent had contemplated that the Company would enter into a business combination with the stakeholders or equity holders in Dacta with a change of control and served as an outline of the proposed principal terms and conditions regarding the transaction. The letter of intent was subject to the execution of a definitive agreement and contemplated that each party would conduct a business, financial, and legal due diligence investigation of the other, each to their satisfaction.  As of the date hereof, among other pending and unsatisfied due diligence, the Company has not satisfied itself that the financial statements and schedules of Dacta comply with the financial reporting requirements under the Exchange Act.  Other than this letter of intent, the Company has no acquisitions in mind and has not entered into any negotiations regarding an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof. The majority shareholder has had preliminary negotiations that may or would result in a change in control.

General Overview

Covid-19.

The coronavirus disease (COVID-19) pandemic has adversely affected, and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect), the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including added information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If there are any disruptions posed by COVID-19, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Further, any disruptions have negatively affected the stock market and investor sentiment. The perceived value of the Company and the price of our common stock may be affected as investors favor and seek less volatile or traditional companies (or assume more risk) during the times of market uncertainty and instability. It is currently difficult to estimate with any certainty how long the pandemic and the effect on the economy will continue and its effect on the ability of the Company to locate and consummate a merger or acquisition or business combination with a private entity.

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

Syria Unrest.

The extent of the ongoing unrest in Syria, marked by the recent collapse of Bashar al-Assad's regime and the subsequent power struggles, has created a highly volatile environment and may impact our search for an initial business combination. Syria grapples with the aftermath of conflict and the need for extensive reconstruction. International sanctions, the loss of key economic sectors like oil and agriculture, and the displacement of millions of people may further complicate the economic recovery and creates uncertainty that may have an effect on the merger or acquisition or business combination with a private entity.

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

Cybersecurity Issues.

The extent to which the Company may be required to make certain cybersecurity related disclosures in connection with the business of any potential target business is unknown; however, the target business may have products, services and systems used, including customer or third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These risks are reasonably likely to have a material impact on the target business, its results of operations, or financial condition, and may be required to provide certain cybersecurity related financial statement metrics in a note to the audited financial statements. We have no basis to evaluate the cybersecurity risks. The degree of uncertainty and impact cannot be predicted.

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

Very Limited Liquidity of our Common Stock.

Our common stock occasionally trades and there is a very limited active market in our common stock. As a result, there is only limited liquidity in our common stock.

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

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may acquire a business in any industry management deems appropriate. To date, the Company has only selected one target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, we are not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may operate.

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

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that she will devote her full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have experience or knowledge relating to the operations of the particular target business.

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

Our audited financial statements for the years ended September 30, 2024, and 2023 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

The personal and financial interests of management may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, management’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interest of our shareholders. If this were the case, it would be a breach of their fiduciary duties to us, and we might have a claim against the participating member of management. However, we might not ultimately be successful in any claim we may make against them for such reasons.

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

As of September 30, 2024, we had $58,766 in cash and an accumulated deficit of $5,550,843. Our audited financial statements for the years ended September 30, 2024 and September 30, 2023 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Dependence on key personnel.

The Company is dependent upon the continued services of management. To the extent that her services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit qualified persons upon acceptable terms.

The Company’s sole officer and director may allocate her time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officer and director is not required to commit her full time to the Company’s affairs, which may result in a conflict of interest in allocating her time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of her hours per week to the Company’s affairs.

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

A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of the target company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Quynh Hoa T. Tran resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

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

Although we will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940; our present intent is we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

The Company has no “independent director,” so actions taken, and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “independent review.”

Quynh Hoa T. Tran is the Company’s sole director. Although no compensation will be paid to her for services rendered prior to or in connection with a business combination, she may receive reimbursement for out-of-pocket expenses incurred by her in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

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

The Company’s common stock is subject to reporting of quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol PCMC. There is currently only a limited trading market in the Company’s shares. nor do we believe that any active trading market has existed for the last 5 years. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Very Limited Liquidity of our Common Stock.

Broker-dealers provide reports for our common stock to the Pink Sheets and there is a limited market in our common stock. As a result, there is only limited liquidity in our common stock. Any investment in our common stock may result in the inability of an investor to liquidate any investment to cash in a timely or cost-effective manner.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation, as amended, authorizes the issuance of 500,000,000 shares of common stock, par value $ 0.001 and 50,000,000 shares of preferred stock. As of September 30, 2021, September 30, 2023, September 30, 2023, and as of the date hereof, we had 34,276,816 shares of common stock issued and outstanding and no shares of the preferred stock, par value $ 0.001 issued or outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock or preferred stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock and preferred stock, or either, in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

	Price Range
Commencement Period	High	Low

Fiscal Year Commencing October 1, 2021

First Quarter	0.350	0.135
Second Quarter	0.239	0.062
Third Quarter	0.220	0.136
Fourth Quarter	0.228	0.070

Fiscal Year Commencing October 1, 2022

First Quarter	0.350	0.134
Second Quarter	0.09	0.08
Third Quarter	0.11	0.08
Fourth Quarter	0.11	0.10

Fiscal Year Commencing October 1, 2023

First Quarter	0.195	0.061
Second Quarter	0.19	0.095
Third Quarter	0.16	0.11
Fourth Quarter	0.20	0.08

Fiscal Year Commencing October 1, 2024

First Quarter	0.197	0.215

As of September 30, 2024 and the date hereof, approximately 72 stockholders of record (including Cede & Co.) held our shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

No equity compensation plan or agreements under which our common stock or preferred stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2024 and 2023 or through the date hereof.

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

Results of Operations for the years ended September 30, 2024 and 2023

The Company has not generated any revenues or costs of operations during the years ended September 30, 2024 and 2023.

The Company incurred general and administrative expenses consisting of professional fees, filing fees for reporting requirements and other general and administrative expenses of $65,017 and $25,308 for the   years ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses is attributed to compliance costs related to filing of Exchange Act reports, franchise tax fees, transfer agent fees, registered agent fees, legal costs and accounting fees. The Company did not incur any costs or expenses applicable to investigating and analyzing an acquisition or business combination.

Interest expense accrued on the related to the related party note payable of $350,000 was $10,500 for each of the years ended September 30, 2024 and 2023, respectively.

The net loss for the years ended September 30, 2024 and 2023 was $75,517 and $35,808 respectively  . The loss increase for the year ended September 30, 2024 over September 30, 2023 is attributed to an increase of general and administrative costs as a public reporting issuer.

Liquidity and Capital Resources.

As of September 30, 2024 and as of the date hereof, the Company has no business operations and no cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC and Specialty Capital Lenders LLC, or either, to pay professional fees and expenses. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business   combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC and Specialty Capital Lenders LLC. As of September 30, 2024 and September 30, 2023, we had cash of $100,035 and $58,766, respectively.

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

During the next twelve (12) months, we anticipate incurring costs related to filing of Exchange Act reports, franchise tax fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. We estimate that these costs will be in the range of fifteen thousand dollars to twenty-five thousand dollars or more per year, and that we will be able to meet these costs as necessary, all to be provided by financial accommodations evidenced by an account payable to a promissory note payable by us to Repository Services LLC and Specialty Capital Lenders LLC, or either.

On September 30, 2024 we had $100,035 in current assets and $672,379 in current liabilities. As of September 30, 2023, we had $58,766 in current assets and $555,593 in current liabilities.

We had a negative cash flow from operations of $58,731 during the year ended September 30, 2024 and a negative cash flow of $20,682 from operations during the year ended September 30, 2023. We financed our negative cash flow from operations during the twelve months ended September 30, 2024 through advances made by Repository Services LLC and increases in accounts payable and other liabilities.

We had negative cash flow from operations during the year ended September 30, 2023. We financed this negative cash flow from operations through advances made by Repository Services LLC prior to September 30, 2023 and from increases in accounts payable. We have a short-term payable from an investor of $75,000 to be used for any negative cash flow from operations.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the years ended September 30, 2024 and 2023 with an explanatory paragraph on going concern.

As of September 30, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments.

As of September 30, 2024 and 2023, and as of the date hereof, we did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements for the year ended September 30, 2024 and 2023 and are included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Public Company Management Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Company Management Corporation (the Company) as of September 30, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Firm ID: 6849

Houston, Texas

Janaury 10, 2025

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	September 30, 2024	September 30, 2023

Assets
Current assets
Cash	$100,035	$58,766

Total Assets	$100,035	$58,766

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$18,118	$11,832
Accounts payable and accrued expenses - related party	45,232	45,232
Short-Term Payables	175,000	75,000
Accrued interest payable – related party	84,029	73,529
Note payable – related party	350,000	350,000
Total Current Liabilities	$672,379	$555,593
Total Liabilities	$672,379	$555,593

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at September 30, 2024 and September 30, 2023	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at September 30, 2024 and September 30, 2023	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,626,360)	(5,550,843)
Total stockholders’ deficit	(572,344)	(496,827)
Total liabilities and stockholders’ deficit	$100,035	$58,766

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30
	2024	2023

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	65,017	25,308
Total Operating Expenses	65,017	25,308

(Loss) from operations	(65,017)	(25,308)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(10,500)	(10,500)
Total Other Expense	(10,500)	(10,500)

Net (loss)	$(75,517)	$(35,808)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	-	$-	34,276,816	$34,277	$5,019,739	$(5,515,035)	$(461,019)

Net loss	-	-	-	-	-	(35,808)	(35,808)
Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(75,517)	(75,517)
Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,626,360)	$(572,344)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net (loss)	$(75,517)	$(35,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,286	(8,442)
Accounts payable and accrued expenses – related party	-	13,068
Accrued interest payable – related party	10,500	10,500
Net cash (used in) operating activities	(58,731)	(20,682)

Cash flows from investing activities	-	-

Cash flows from financing activities
Short-Term Advances	100,000	75,000
Net cash provided by financing activities	100,000	75,000

Net increase (decrease) in cash	41,269	54,318)

Cash, beginning of period	58,766	4,448

Cash, end of period	$100,035	$58,766

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Basis of Preparation

The accompanying financial statements include the financial information of the Company have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2024 and 2023.

Short Term Payables

The Company received unsecured advances from an investor for working capital. The advances are due on demand.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during 2024 and 2023: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2024 or 2023.

Basic and Diluted Net (Loss) per Share

	Sept 30,	Sept 30,
	2024	2023
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(75,517)	$(35,808)
Net (Loss) attributable to PCMC	$(75,517)	$(35,808)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the twelve months ended September 30, 2024 and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2024 is zero 0 .

Income Taxes

The Company follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2024 and 2023.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of September 30, 2024 and 2023 were $434,029 and $423,529, respectively and related party accrued liabilities as of September 30, 2024 and 2023 of $45,232 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the twelve months ended September 30, 2024 and 2023.

Advertising Cost

The Company spent no money for advertisement for the twelve months ended September 30, 2024 and 2023.

Depreciation

The Company had no depreciation expense for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,626,360 since its inception and had a working capital deficit of $572,344 and negative cash flows from operations and limited business operations as of September 30, 2024. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

The Company received $100,000 and $75,000 in the years ended September 30, 2024 and 2023, respectively, from investors to fund operations. The short-term payable has no formal documentation and is due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Sept 30,	Sept 30,
Name	Note Date	Date	Rate	2024	2023

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	$350,000	$350,000

During the twelve months ending September 30, 2024 and 2023, the Company had $10,500 and $10,500 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note matures on October 31, 2024 (the “Maturity Date”). On the Maturity Date, the Company must pay Brock the outstanding principal balance together with all accrued and unpaid interest.

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement, as now amended, terminates as of December 31, 2026   at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of September 30, 2024 and 2023, the Company owed $350,000 in principal, and owed $84,029 and $73,529 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2024, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $84,029 and $73,529 as of September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, the Company owed $45,232 and $45,232 respectively to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of September 30, 2024 and 2023, the Company has no shares of preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of September 30, 2024 and 2023, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended September 30, 2024 and 2023.

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

As of September 30, 2024 and 2023, the Company's accumulated deficit was$5,626,360 and $5,550,843, respectively. Only $170,168 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Hudgens CPA, PLLC, the Company’s independent public accounting firm conducted the audits in accordance with the standards of the PCAOB. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was the auditing firm engaged to perform an audit of its internal control over financial reporting. As part of the audit, Hudgens CPA, PLLC was required to obtain an understanding of our internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Hudgens CPA, PLLC has expressed no such opinion.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVENANCE.

The following table sets forth the name and age of the member of our Board of Directors and our executive officer and the positions held.

Name	Age	Title
Quynh Hoa T. Tran	66	Chief Executive Officer and President

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

Company's management (and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC) are each deemed to be responsible persons, as defined above, and may be associated with other firms involved in a range of business activities in the future. Consequently, there are potential inherent conflicts of interest. Insofar as Quynh Hoa T. Tran is engaged in other business activities, it is anticipated that she will devote only a minor amount of time to the Company's affairs. Quynh Hoa T. Tran’s other business activities do not result in any conflict of interest for inside Company activities and the members and managers of Repository Services LLC and Specialty Capital Lenders LLC do not believe that there is any potential conflict of interest for outside of the Company’s activities.

As of the date hereof, Company’s management and Repository Services LLC members and managers, and each of them, have no intention of becoming shareholders, officers or directors of any other companies which may be considered as a development stage company with no revenues, nominal assets and no specific business plan or whose purpose is to seek new business opportunities or engage in a merger or acquisition with an unidentified company. The Company and Repository Services LLC, and each of them, will not enter into any transaction where there is a conflict of interest or potential conflict of interest. Repository Services LLC is managed by a its manager; members of Repository Services LLC have no right to manage the business of Repository Services LLC or demand from Repository Services LLC any property, although members have the right to vote on business transactions and have the right to share only in the profits and losses of Repository Services LLC. Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members, to any third-parties and as a shareholder of the Company. Quynh Hoa T. Tran’s consulting activities do not create any fiduciary duties to any third parties, and she has no contractual obligation that may be deemed to be a conflict of interest. In addition to the above, Quynh Hoa T. Tran also owes a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience which that director has.

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

On December 23, 2021, Repository Services LLC held approximately 73.3 % of the issued and outstanding common shares in AMRR and 100% of the preferred stock; 71.1% of the common stock and all of the preferred stock was sold to Multiband Global Resources LLC, an unrelated party, for $500,000 and the remaining shares were transferred to the Katell Survivors Trust (Gerald Katell, trustee), an unrelated third party. As at December 31, 2021, Repository Services LLC had no interest in AMRR. Quynh Hoa T. Tran held less than 1% of the issued and outstanding shares in AMRR.

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

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended September 2024 and 2023 and through the date hereof. The Company has no employment agreement with our officer and director.

As of the fiscal years ended September 30, 2024, September 30, 2023 and through the date hereof, there were no outstanding equity awards to any of prior or current executive officer(s) or the members of our board of directors. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2024 and the date hereof. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 10% of our common stock and preferred stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)

Repository Services LLC (2) c/o The Stauber Law Offices 9440 Santa Monica Boulevard Suite 301 Beverly Hills, CA 90210	23,946,307	70.3%

Director and Officer (1 person)

Quynh Hoa T. Tran (3) (4) 9340 Wilshire Boulevard Suite 203 Beverly Hills, CA 90212	0	0%

_____

(1) Applicable percentage ownership is based on 34,276,816 shares of common stock outstanding as of September 30, 2024 and as of the date hereof. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 30, 2016, the Company issued a promissory note to Stephen Brock in the principal amount of $300,000. On August 3, 2020, the promissory note was assigned by Stephen Brock to Specialty Capital Lenders LLC. As of September 30, 2024, there was owed to Specialty Capital Lenders LLC $350,000 in principal and $73,529 in interest. As at January 1, 2022, the Company had entered into an Obligation Extension Agreement with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal continued to accrue interest at the rate of three (3%) percent per annum. The Extension Agreement terminated as of August 31, 2023, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC. On September 1, 2023, the parties entered into new Extension Agreement. The Extension Agreement now terminates as of December 31, 2026, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium and with all accrued interest to the date of prepayment. Partial prepayments will be applied first to accrued interest and then to principal.

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

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2024 and 2023 was $10,500 and $10,035, respectively.

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

PART IV

ITEM 15. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report:

Independent Auditors Report of January10, 2025

Consolidated Balance Sheets at September 30, 2024 and 2023

Consolidated Statements of Operation for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Cash Flows for the Years ended September 30, 2024 and 2023

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

Date: January 10, 2025

PUBLIC COMPANY MANAGEMENT CORPORATION

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	President

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	Chief Financial Officer

