Form 10-Q
period 2024-12-31
PUBLIC CO MANAGEMENT CORP
filed 2025-02-11
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 10, 2025, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024 filed on January 13, 2025 and those identified in other documents that we may subsequently file from time to time with Securities and Exchange Commission (“SEC”).

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

Item 1. Financial Statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	September 30, 2024

Assets
Current assets
Cash	$76,180	$100,035

Total Assets	$76,180	$100,035

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$17,975	$18,118
Accounts payable and accrued expenses - related party	45,232	45,232
Short-Term Payables	175,000	175,000
Accrued interest payable – related party	86,654	84,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$674,861	$672,379
Total Liabilities	$674,861	$672,379

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at December 31, 2024 and September 30, 2024	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at December 31, 2024 and September 30, 2024	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,652,697)	(5,626,360)
Total stockholders’ deficit	(598,681)	(572,344)
Total liabilities and stockholders’ deficit	$76,180	$100,035

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31
	2024	2023

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	23,712	8,891
Total Operating Expenses	23,712	8,891

(Loss) from operations	(23,712)	(8,891)

Other income (expense)
Gain on extinguishment of debt	-	-
Interest expense	(2,625)	(2,625)
Total Other Expense	(2,625)	(2,625)

Net (loss)	$(26,337)	$(11,516)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,626,360)	$(572,344)

Net loss	-	-	-	-	-	(26,337)	(26,337)
Balances at December 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,652,697)	$(598,681)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(11,516)	(11,516)
Balances at December 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,562,359)	$(508,343)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net (loss)	$(26,337)	$(11,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(143)	690
Accounts payable and accrued expenses – related party	-	-
Accrued interest payable – related party	2,625	2,625
Net cash (used in) operating activities	(23,855)	(8,201)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(23,855)	(8,201)

Cash, beginning of period	100,035	58,766

Cash, end of period	$76,180	$50,565

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Basis of Preparation

The accompanying financial statements include the financial information of the “Company have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2024 and 2023.

Short Term Payables

The Company received unsecured advances from an investor for working capital. The advances are due on demand.

General and Administrative Expenses

PCMC’s general and administrative expenses consisted of the following types of expenses during the reported periods in 2024 and 2023: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	Dec 31,	Dec 31,
	2024	2023
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(26,337)	$(11,516)
Net (Loss) attributable to PCMC	$(26,337)	$(11,516)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2024 and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended December 31, 2024 is zero .

Income Taxes

The Company follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2024 and 2023.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of December 31, 2024 and September 30, 2024 were $436,654 and $434,029, respectively and related party accrued liabilities as of December 31, 2024 and September 30, 2024 of $45,232 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the three months ended December 31, 2024 and 2023.

Advertising Cost

The Company spent no money for advertisement for the three months ended December 31, 2024 and 2023.

Depreciation

The Company had no depreciation expense for the three months ended December 31, 2024 and 2023, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,652,697 since its inception and had a working capital deficit of $598,681 and negative cash flows from operations and limited business operations as of December 31, 2024. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

NOTE 3 – SHORT TERM PAYABLES

The Company received $175,000 from an investor to fund operations. The short-term payable has no formal documentation and is due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Dec 31,	Sept 30,
Name	Note Date	Date	Rate	2024	2024

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	350,000	350,000

During the three months ending December 31, 2024 and 2023, the Company had $2,625 and $2,625 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note, as extended, matures on December 31, 2026 (the “Maturity Date”). On the Maturity Date, the Company must pay the holder the promissory note the outstanding principal balance together with all accrued and unpaid interest.

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

As of December 31, 2024 and September 30, 2024, the Company owed $350,000 in principal, and owed $86,654 and $84,029 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of December 31, 2024, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $86,654 and $84,029 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and September 30, 2024, the Company owed $45,232 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of December 31, 2024 and September 30, 2024, the Company has no shares of preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of December 31, 2024 and September 30, 2024, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the three months ended December 31, 2024 and 2023.

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

As of December 31, 2024 and September 30, 2024, the Company's accumulated deficit was $5,652,697 and $5,626,360, respectively. Only $196,505 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

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

Going Concern.

The Company’s reviewed financial statements for the three months ended December 31, 2024 and 2023 and the audited financial statements for the years ended September 30, 2024 and 2023, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the period ended December 31, 2024 and September 30, 2024. The Company had total operating expenses of $23,713 during the three months ended December 31, 2024 and total operating expenses of $8,891 for the three months ended December 31, 2023. The Company incurred $2,625 interest expense for the three months ending December 31, 2024 and 2023.

The Company had a net loss of $(26,337) and $(11,516) for the three months ending December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources.

As of December 31, 2024 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of December 31, 2024, the Company had cash of $76,180, and as of September 30, 2024, the Company had cash of $100,035.

The Company had a negative cash flow from operations of $(23,855) and $(8,201)for the three months ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $86,654, for a total of $436,654 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of December 31, 2024 and 2023 and September 30, 2024, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of December 31, 2024 and 2023 and September 30, 2024, the Company did not have any contractual obligations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this quarterly report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K, as amended, filed on January 13, 2024, which could materially affect the Company’s business, financial condition or future results. These risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on said Form 10-K may not be the only risks facing the Company. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on the forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

As of October 1, 2012, and thereafter, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. On August 16, 2024, the Company had entered a non-binding letter of intent with DACTA SG Pte. Ltd., a Singapore corporation (“Dacta”). The letter of intent had contemplated that the Company would enter into a business combination with the stakeholders or equity holders in Dacta with a change of control and served as an outline of the proposed principal terms and conditions regarding the transaction. The letter of intent was subject to the execution of a definitive agreement and contemplated that each party would conduct a business, financial, and legal due diligence investigation of the other, each to their satisfaction.  As of the date hereof, among other pending and unsatisfied due diligence, the Company has not satisfied itself that the financial statements and schedules of Dacta comply with the financial reporting requirements under the Exchange Act.  There is no binding letter of intent or definitive agreement between the Company and Dacta. Other than this non-binding letter of intent, the Company has no acquisitions in mind and has not entered into any negotiations regarding an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company. The majority shareholder has engaged in preliminary negotiations with an investor group that owns, operates, and finances income producing medical real estate properties. However, the Company itself is not a party to these discussions, and no letters of intent or binding agreements have been agreed upon between the majority shareholder and the principals of the investor group.

We have been informed that if, pursuant to any arrangement or understanding with an entity and the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as our directors, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then not less than ten (10) days prior to the date any such person or persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall make a filing with the Securities and Exchange Commission and comply with the Securities Exchange Act of 1934, as amended. In the event there is any resulting acquisition of a business opportunity, the Securities Exchange Act of 1934, as amended, requires us to provide certain information about significant acquisitions, including audited financial statements.

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

Date: February 11, 2025	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

