Form 10-Q
period 2025-03-31
PUBLIC CO MANAGEMENT CORP
filed 2025-05-09
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 10, 2025, the registrant had 34,276,816 shares of common stock issued and outstanding.

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

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	September 30, 2024

Assets
Current assets
Cash	$244,717	$100,035

Total Assets	$244,717	$100,035

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$20,475	$18,118
Accounts payable and accrued expenses - related party	4,799	45,232
Short-Term Payables	400,000	175,000
Accrued interest payable – related party	89,279	84,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$864,553	$672,379
Total Liabilities	$864,553	$672,379

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at March 31, 2025 and September 30, 2024	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at March 31, 2025 and September 30, 2024	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,673,852)	(5,626,360)
Total stockholders’ deficit	(619,836)	(572,344)
Total liabilities and stockholders’ deficit	$244,717	$100,035

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	18,530	16,500	42,242	25,391
Total Operating Expenses	18,530	16,500	42,242	25,391

(Loss) from operations	(18,530)	(16,500)	(42,242)	(25,391)

Other income (expense)
Interest expense	(2,625)	(2,625)	(5,250)	(5,250)
Total Other Expense	(2,625)	(2,625)	(5,250)	(5,250)

Net (loss)	$(21,155)	$(19,125)	$(47,492)	$(30,641)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

For the Three Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,652,697)	$(598,681)

Net loss	-	-	-	-	-	(21,155)	(21,155)
Balances at March 31, 2025	-	$-	34,276,816	$34,277	$5,019,739	$(5,673,852)	$(619,836)

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,562,359)	$(508,343)

Net loss	-	-	-	-	-	(19,125)	(19,125)
Balances at March 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,581,484)	$(527,468)

For the Six Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,626,360)	$(572,344)

Net loss	-	-	-	-	-	(47,492)	(47,492)
Balances at March 31, 2025	-	$-	34,276,816	$34,277	$5,019,739	$(5,673,852)	$(619,836)

4

For the Six Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(30,641)	(30,641)
Balances at December 31, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,581,484)	$(527,468)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net (loss)	$(47,492)	$(30,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,357	2,190
Accounts payable and accrued expenses – related party	(40,433)	-
Accrued interest payable – related party	5,250	5,250
Net cash used in operating activities	(80,318)	(23,201)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-
Proceeds from Short Term Payables	225,000	-
Net cash provided by financing activities	225,000	-

Net increase (decrease) in cash	144,682	(23,201)

Cash, beginning of period	100,035	58,766

Cash, end of period	$244,717	$35,565

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2025 and September 30, 2024.

Short Term Payables

The Company received unsecured advances from unrelated parties for working capital. The advances are due on demand.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in the reported periods in 2025 or 2024.

Basic and Diluted Net (Loss) per Share

	March 31,	March 31,
	2025	2024
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(47,492)	$(30,641)
Net (Loss) attributable to PCMC	$(47,492)	$(30,641)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2025 and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2025 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2025 and September 30, 2024.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of March 31, 2025 and September 30, 2024 were $439,279 and $434,029, respectively and related party accrued liabilities as of March 31, 2025 and September 30, 2024 of $4,799 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the six months ended March 31, 2025 and 2024.

Advertising Cost

The Company spent no money for advertisement for the six months ended March 31, 2025 and 2024.

Depreciation

The Company had no depreciation expense for the three months ended March 31, 2025 and 2024, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,673,852 since its inception, a working capital deficit of $619,836, negative cash flows from operations and limited business operations as of March 31, 2025. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

The Company received $225,000 and $175,000 from investors to fund operations in the periods ended March 31, 2025 and September 30, 2024. The short-term payables have no formal documentation and are due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Dec 31,	Sept 30,
Name	Note Date	Date	Rate	2024	2024

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	350,000	350,000

During the six months ending March 31, 2025 and 2024, the Company had $5,250 and $5,250 in interest expense, respectively.

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

On August 3, 2020, the promissory note was assigned by Brock to Specialty Capital Lenders LLC.

As of September 30, 2020, the Company had entered into an Obligation Extension Agreement (“Extension Agreement”) with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Extension Agreement shall terminate as of December 31, 2026 at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC.

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium, but with all accrued interest to the date of prepayment. Partial prepayments will be applied to accrued interest and then to principal.

As of March 31, 2025 and September 30, 2024, the Company owed $350,000 in principal, and owed $89,279 and $84,029 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of March 31, 2025, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $89,279 and $84,029 as of March 31, 2025 and September 30, 2024, respectively.

As of March 31, 2025 and September 30, 2024, the Company owed $4,599 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of March 31, 2025 and September 30, 2024, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of March 31, 2025 and September 30, 2024, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the six months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and September 30, 2024, the Company's accumulated deficit was $5,673,852 and $5,626,360, respectively. Only $243,997 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

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

Going Concern.

The Company’s reviewed financial statements for the six months ended March 31, 2025 and 2024 and the balance sheet as of March 31, 2025 and September 30, 2024, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the periods ended March 31, 2025 and September 30, 2024.

The Company had total operating expenses of $18,530 during the three months ended March 31, 2025 and total operating expenses of $16,500 for the three months ended March 31, 2024. The Company incurred $2,625 interest expense for the three months ending March 31, 2025 and 2024.

The Company had total operating expenses of $42,242 during the six months ended March 31, 2025 and total operating expenses of $30,641 for the six months ended March 31, 2024. The Company incurred $5,250 interest expense for the three months ending March 31, 2025 and 2024.

The Company had a net loss of $(21,155) and $(19,125) for the three months ending March 31, 2025 and 2024, respectively and a net loss of $(47,492) and $(30,641) for the six months ending March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the Company had cash of $244,717, and as of September 30, 2024, the Company had cash of $100,035.

The Company had a negative cash flow from operations of $(80,318) and $(23,201) for the six months ended March 31, 2025 and 2024, respectively.

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

As of December 31, 2024, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $89,279, for a total of $439,279 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of March 31, 2025 and 2024 and September 30, 2024, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: May 9, 2025	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

