Form 10-Q
period 2025-06-30
PUBLIC CO MANAGEMENT CORP
filed 2025-08-14
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of June 30, 2025, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024 filed on January 12, 2025 and those identified in other documents that we may subsequently file from time to time with Securities and Exchange Commission (“SEC”).

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

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	September 30, 2024

Assets
Current assets
Cash	$273,978	$100,035

Total Assets	$273,978	$100,035

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$22,975	$18,118
Accounts payable and accrued expenses - related party	4,799	45,232
Short-Term Payables	450,000	175,000
Accrued interest payable – related party	91,904	84,029
Note payable – related party	350,000	350,000
Total Current Liabilities	$919,678	$672,379
Total Liabilities	$919,678	$672,379

Stockholders’ deficit
Preferred Stock, 5,000,000 authorized at $0.001 par value; zero shares issued and outstanding at June 30, 2025 and September 30, 2024	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at June 30, 2025 and September 30, 2024	34,277	34,277
Additional paid-in capital	5,019,739	5,019,739
Accumulated deficit	(5,699,716)	(5,626,360)
Total stockholders’ deficit	(645,700)	(572,344)
Total liabilities and stockholders’ deficit	$273,978	$100,035

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	23,239	11,320	65,481	36,711
Total Operating Expenses	23,239	11,320	65,481	36,711

(Loss) from operations	(23,239)	(11,320)	(65,481)	(36,711)

Other income (expense)
Interest expense	(2,625)	(2,625)	(7,875)	(7,875)
Total Other Expense	(2,625)	(2,625)	(7,875)	(7,875)

Net (loss)	$(25,864)	$(13,945)	$(73,356)	$(44,586)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

For the Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,673,852)	$(619,836)

Net loss	-	-	-	-	-	(25,864)	(25,864)
Balances at June 30, 2025	-	$-	34,276,816	$34,277	$5,019,739	$(5,699,716)	$(645,700)

For the Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at March 31, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,581,484)	$(527,468)

Net loss	-	-	-	-	-	(13,945)	(13,945)
Balances at June 30, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,595,429)	$(541,413)

For the Nine Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,019,739	$(5,626,360)	$(572,344)

Net loss	-	-	-	-	-	(73,356)	(73,356)
Balances at June 30, 2025	-	$-	34,276,816	$34,277	$5,019,739	$(5,699,716)	$(645,700)

4

For the Nine Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,019,739	$(5,550,843)	$(496,827)

Net loss	-	-	-	-	-	(44,586)	(44,586)
Balances at June 30, 2024,	-	$-	34,276,816	$34,277	$5,019,739	$(5,595,429)	$(541,413)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net (loss)	$(73,356)	$(44,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,857	3,690
Accounts payable and accrued expenses – related party	(40,433)	-
Accrued interest payable – related party	7,875	7,875
Net cash (used in) operating activities	(101,057)	(33,021)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-
Proceeds from Short Term Payables	275,000
Net increase (decrease) in cash	173,943	(33,021)

Cash, beginning of period	100,035	58,766

Cash, end of period	$273,978	$25,745

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2025 and September 30, 2024.

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

Basic and Diluted Net (Loss) per Share

	June 30,	June 30,
	2025	2024
Numerator:
Net (Loss) attributable to common shareholders of PCMC	$(73,356)	$(44,586)
Net (Loss) attributable to PCMC	$(73,356)	$(44,586)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the nine months ended June 30, 2025 and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2025 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2025 and September 30, 2024.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of June 30, 2025 and September 30, 2024 were $441,904 and $434,029, respectively and related party accrued liabilities as of June 30, 2025 and September 30, 2024 of $4,799 and $45,232, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company spent no money for research and development cost for the nine months ended June 30, 2025 and 2024.

Advertising Cost

The Company spent no money for advertisement for the nine months ended June 30, 2025 and 2024.

Depreciation

The Company had no depreciation expense for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,699,716 since its inception and had a working capital deficit of $645,700 and negative cash flows from operations and limited business operations as of June 30, 2025. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

The Company received $275,000 and $175,000 from investors to fund operations in the periods ended June 30, 2025 and September 30, 2024. The short-term payables have no formal documentation and are due on demand.

NOTE 4 – NOTES PAYABLE

	Original	Due	Interest	Dec 31,	Sept 30,
Name	Note Date	Date	Rate	2024	2024

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2024	3%	350,000	350,000

During the nine months ending June 30, 2025 and 2024, the Company had $7,875 and $7,875 in interest expense, respectively.

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

As of June 30, 2025 and September 30, 2024, the Company owed $350,000 in principal, and owed $91,904 and $84,029 in accrued interest, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of June 30, 2025, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $91,904 and $84,029 as of June 30, 2025 and September 30, 2024, respectively.

As of June 30, 2025 and September 30, 2024, the Company owed $4,599 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, $0.001 par value. As of June 30, 2025 and September 30, 2024, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of June 30, 2025 and September 30, 2024, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the nine months ended June 30, 2025 and 2024.

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

As of June 30, 2025 and September 30, 2024, the Company's accumulated deficit was $5,699,716 and $5,626,360, respectively. Only $269,841 of this deficit will offset income in the future since all prior net operating loss deductions are disallowed upon a change of control or if the Company does not continue in the same line of business for two years following the year of change.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since September 30, 2022 are still open.

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

Going Concern.

The Company’s reviewed financial statements for the nine months ended June 30, 2025 and 2024 and the balance sheet as of June 30, 2025 and September 30, 2024, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the periods ended June 30, 2025 and September 30, 2024.

The Company had total operating expenses of $22,239 during the three months ended June 30, 2025 and total operating expenses of $11,320 for the three months ended March 31, 2024. The Company incurred $2,625 interest expense for the three months ending June 30, 2025 and 2024.

The Company had total operating expenses of $25,864 during the nine months ended June 30, 2025 and total operating expenses of $36,711 for the nine months ended March 31, 2024. The Company incurred $7,875 interest expense for the three months ending June 30, 2025 and 2024.

The Company had a net loss of $(25,864) and $(13,945) for the three months ending March 31, 2025 and 2024, respectively and a net loss of $(73,356) and $(44,586) for the nine months ending March 31, 2025 and 2024, respectively.

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

As of June 30, 2025, the Company had cash of $273,978, and as of September 30, 2024, the Company had cash of $100,035.

The Company had a negative cash flow from operations of $(101,057) and $(33,021) for the nine months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $91,904, for a total of $441,904 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of June 30, 2025 and 2024 and September 30, 2024, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of June 30, 2025 and 2024 and September 30, 2024, the Company did not have any contractual obligations.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K, as amended, filed on January 12, 2025, which could materially affect the Company’s business, financial condition or future results. These risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on said Form 10-K may not be the only risks facing the Company. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on the forward-looking statements. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in our forward-looking statements are reasonable, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

The Company has entered into preliminary and substantive discussions regarding a potential business combination transaction with the controlling shareholder of Physicians Capital Management Corporation, a Maryland corporation engaged in the acquisition and development of healthcare facilities leased under long-term net leases to healthcare operators. These discussions remain exploratory, and no definitive agreement has been reached.

In the event that such discussions result in the execution of a definitive agreement, or otherwise constitute a material definitive agreement, material change, or triggering event under Item 1.01, 1.02, 2.01, or 5.02 of Form 8-K, the Company shall promptly prepare and file a Current Report on Form 8-K in accordance with the rules and guidance of the Securities and Exchange Commission. The Company shall also evaluate whether any supplemental disclosure is warranted under Item 8.01 to provide context regarding the strategic rationale and anticipated impact of the transaction.

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

Date: August 14, 2025	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

