Form 10-K
period 2025-09-30
PUBLIC CO MANAGEMENT CORP
filed 2026-02-04
CIK 1141964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 for the fiscal year ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-21436

PUBLIC COMPANY MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire Boulevard, Suite 203, Beverly Hills, CA 90212

(Address of principal executive offices, Zip Code)

310 862.1957

(Registrant’s telephone number, including area code)

__________________________________

(Former address, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCMC	OTC Basic Market OTCID

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒  Yes No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant’s most recently completed third fiscal quarter, was $7,198,131.36 based on the closing price of $ 0.21 per share as reported on the OTC Markets as of that date.

As of February 4, 2026, the registrant had 34,276,816 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of said Act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Public Company Management Corporation (hereinafter referred to as “we,” “us,” “our,” or “Company”) expects or anticipates, will or may occur in the future. In this Annual Report, forward-looking statements are identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties; there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on a range of factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Any safe harbor provisions under the federal securities law may not apply to an issuer that issues penny stock. The Company does not assume any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report except as required by applicable law.

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

The Company generated revenues primarily from consulting services that we provided to private company clients seeking to become fully reporting, publicly traded companies. The Company also generated revenue from regulatory compliance services that the Company was providing to public company clients that are required to file periodic and other reports with the SEC. The Company would be paid for these services for a flat fee consisting of cash and restricted shares of the Company’s client’s common stock.

The Company provided its services primarily through GoPublicToday.com, Inc., Pubco WhitePapers, Inc., Public Company Management Services, Inc. and Nevada Management Corporation, Inc., subsidiaries of the Company.

Predicated upon the economic recession of 2008, commencing with the subprime mortgage crisis and bank crisis, the stock market plummeted, erasing wealth, i.e., foreclosures continued to rise, and this housing bust caused the stock market to dive and eventually crash in September 2008, ultimately losing more than half its value. At that time and prior, the Company faced competition from many consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other similar management consulting and regulatory compliance services firms. With the lack of companies to raise funds in the marketplace and the intense competition in every aspect of the Company’s business, and particularly from other firms which offer management, compliance, and other consulting services to private and public companies, we were unable to operate profitably.

As of October 1, 2012, and thereafter, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

The Company has entered preliminary and substantive discussions regarding a potential business combination transaction with the controlling shareholder of Physicians Capital Management Corporation, a Maryland Corporation, a company that acquires and develops healthcare facilities and leases the facilities to healthcare operating companies, entities and individuals under long-term net leases. The leases generally require the tenant to bear most of the costs associated with the property. These discussions are exploratory in nature and are part of our ongoing efforts to evaluate strategic opportunities that align with our business objectives. No definitive agreement has been reached, and there is no assurance that a transaction will be completed. While we are actively engaged in negotiations, various factors, including due diligence, regulatory considerations, and final terms, remain subject to further review and discussion.

General Overview

Covid-19.

While the acute phase of the coronavirus disease (COVID-19) pandemic has subsided, residual effects continue to influence global economic conditions, financial markets, and operational dynamics. The emergence of new variants or other infectious disease outbreaks could adversely affect the business of any potential target with which we seek to consummate an initial business combination. These risks may include renewed travel restrictions, limitations on in-person meetings with investors or target company personnel, and disruptions in vendor or service provider availability, all of which could delay or impair our ability to negotiate and complete a transaction in a timely manner.

The extent to which COVID-19 or future public health events may impact our search for an initial business combination remains inherently uncertain and subject to evolving developments, including the emergence of new variants, changes in public health policy, and global responses to containment and treatment efforts.

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

Israel Hamas Conflict.

The ongoing armed conflict between Israel and Hamas-led Palestinian groups may adversely affect our ability to identify, evaluate, and consummate an initial business combination. The extent of such impact is inherently uncertain and subject to future developments beyond our control. These may include, but are not limited to, the imposition of international sanctions, trade restrictions, licensing requirements, bans, or boycotts. Any such measures could materially affect the feasibility, timing, or structure of a proposed merger, acquisition, or other business combination with a private entity, particularly if such entity operates in or has exposure to affected regions or sectors.

In October 2025, Israel and Hamas-led Palestinian groups signed a U.S.-brokered peace agreement aimed at ending two years of armed conflict. While the agreement marked a significant diplomatic milestone, its implementation remains fragile, with intermittent violations and renewed hostilities reported. The situation continues to evolve, and the long-term stability of the region remains uncertain. The extent to which this conflict and its aftermath may impact our search for an initial business combination is inherently unpredictable and subject to future developments beyond our control.

Syria Unrest.

The ongoing unrest in Syria, following the recent collapse of Bashar al-Assad’s regime and ensuing power struggles, has created a highly volatile and unpredictable environment. As the country faces significant reconstruction challenges, the broader geopolitical and economic landscape remains uncertain. Factors such as international sanctions, the deterioration of key economic sectors including oil and agriculture, and the large-scale displacement of the population may further hinder Syria’s recovery. These conditions could materially affect our ability to identify, evaluate, or consummate a merger, acquisition, or other business combination with a private entity, particularly one with direct or indirect exposure to the region.

Climate-Related Issues.

The extent to which the Company may be required to make certain climate-related disclosures in connection with the business of any potential target business is unknown; however, the Company may be required to provide information about climate-related risks that are reasonably likely to have a material impact on the target business, its results of operations, or financial condition, and may be required to provide certain climate-related financial statement metrics in a note to the audited financial statements. We have no basis to evaluate climate and climate related risks. The degree of uncertainty and impact cannot be predicted.

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

Company is a Shell Company with Penny Stock.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC adopted amendments to Rule 15c2-11 in a final rulemaking to modernize quotation requirements for OTC securities, tighten the availability and review of issuer information, and narrow certain exceptions including the piggyback exemption. The amendments require that broker-dealers have a reasonable basis to believe issuer information is accurate and publicly available before publishing or submitting quotations. Under the prior framework, broker-dealers could rely more broadly on a piggyback exemption where (i) specified current information about the issuer was publicly available and (ii) the security was subject to a limited one-sided priced quotation with only short breaks in quotations. The Amended Rule narrows that exemption so that shell companies (and previously suspended securities) may rely on piggyback relief only in tightly limited circumstances and only when the broker-dealer can reasonably rely on the issuer’s disclosures.

The amendments have had material effects on shell issuers and SPACs: broker-dealers face higher compliance and review obligations before initiating or continuing quotations, which can make it harder for holders to deposit shares or for those shares to be published and traded on OTC venues such as the OTCID Open Market. The OTCID Open Market is a newly launched tier within the OTC Markets Group, Inc.’s system, designed to offer a transparent, accessible trading venue for early-stage, private, or lightly regulated companies. The rule has also led to changes in how the market treats unsolicited customer quotations and the circumstances under which proprietary quotes are published. The final rule was published in the SEC release adopting the amendments. Since adoption, staff and market participants have continued to address implementation issues, most notably fixed-income market relief and extensions of staff guidance and no-action relief related to 15c2-11 compliance timelines and scope, actions that affected how and when the rule was applied to different product sets and market participants.

Issuers that are shells or small OTC companies commonly need to provide the specified current information required under the Amended Rule to facilitate broker-dealer quotation activity; however, there is no guarantee a broker-dealer will accept or rely on that disclosure, so deposit and trading of common stock may remain more difficult for affected issuers and their holders. The Company intends to make the specified current information publicly available under the Exchange Act, but acceptance by broker-dealers and continued quotation on OTC platforms cannot be assured.

Effect of SPAC rules on the Company.

Investors should be aware that as a shell company, the Company’s activities are subject to enhanced regulatory and disclosure requirements, and resales of our securities may not be available pursuant to Rule 144 until after the Company is no longer a shell and has filed the requisite current information with the SEC. The Company currently intends to provide the requisition current information.

Additionally, the SEC adopted amendments to the definition of “blank check company” to make the Private Securities Litigation Reform Act of 1995 safe harbor unavailable to SPACs and shells, including with respect to projections of the target companies. Also, the SEC adopted Rule 145a, which provides that the combined company in a de-SPAC transaction is making an offer of securities to the reporting shell company’s shareholders. The new Rule 145a provides that in any transaction requiring a registration statement, each entity will be subject to strict liability under the federal securities laws and the officers and directors who sign the registration statement will be subject to potential liability under Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for the disclosures therein. The Company is informed and believes that any business combination is automatically deemed a “sale” of securities to the shell company’s shareholders even if shares are issued solely to the private company’s owners. This triggers registration and disclosure requirements under the federal securities acts unless a valid exemption applies.

Issuers who are shells and effectuate a reverse merger or business combination between a reporting shell and a private company must be done via a Securities Act registration statement unless a clear exemption (e.g., to include, but not limited to Section 4(a)(2) or Regulation D [Rules 506(b) and 506(c) or Section 3(a)(10] ) applies, private companies, and their key officers and directors, take on increased liability as co-registrants, the issuer cannot complete the transaction only by filing a proxy or an information statement, and additional disclosure and eligibility restrictions (ineligible for Form S-3 registration statement or being a well-known seasoned issuer) apply to the post-merger public company for three years. The Company believes that  registration under the Exchange Act may be required in connection with any transaction pursuant to Rule 145a. If the Company’s registration statement filed with the SEC is not declared effective, we will be unable to complete the transaction, and our shareholders may not realize the anticipated benefits of any reverse merger or business combination. Failure to obtain SEC effectiveness could materially delay or permanently prevent the closing, result in increased costs, and could adversely affect the value of the Company’s securities. There can be no assurance that the SEC will declare the Company’s registration statement effective in a timely manner, or at all.

Restrictions Applicable to Former Shells.

If the Company completes a business combination with a private operating company, we will be treated as a former shell company under the federal securities laws, which would subject the combined company to additional limitations and burdens. In particular, for a period of time after any such business combination, the combined company would be ineligible to use certain short-form registration statements, including Form S-3, and would be unable to rely on some of the streamlined shelf registration and takedown practices available to other seasoned issuers. In addition, as a former shell company, the combined company could be restricted in its ability to incorporate information by reference into Securities Act registration statements and other filings and would not qualify as a well-known seasoned issuer for a specified seasoning period. These constraints may make it more difficult, time-consuming or costly for the combined company to raise additional capital, conduct follow-on offerings or issue registered securities, which could impair its ability to execute its business plan and respond to strategic opportunities.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Securites Exchange Actfor the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Exchange Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Business Objectives of the Company

From October 1, 2012 until September 30, 2020, the Company had no or limited business operations. Since October 1, 2020, current management (which includes participation by our majority shareholder) has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Securities Exchange Act of 1934, as amended. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature, and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Effecting a Business Combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of or merger with a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, voting control issues and compliance with various Federal and State securities laws.

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

The time and costs required to pursue new business opportunities, which include negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty. Further, management intends to devote such time as we deem necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940 and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

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

Risks Related to the Company

The Company has not clearly identified a target business.

The Company’s effort in identifying a prospective target business has not been limited to a particular industry and the Company may acquire a business in any industry management deems appropriate. The Company actively began researching business entities that specialize in the conceptualization, planning, financing, construction, and management of commercial, industrial, or mixed-use properties. Currently, the Company has entered preliminary discussions regarding a potential business combination transaction with the controlling shareholder of Physicians Capital Management Corporation, a Maryland Corporation, a business that acquires and develops healthcare facilities and leases the facilities to healthcare operating companies, entities and individuals under long-term net leases. Physicians Capital Management Corporation focuses on building and expanding a diversified portfolio of medical and healthcare-related properties, providing stable, long-term occupancy solutions to industry operators while maintaining a robust asset management strategy. These discussions are exploratory in nature and are part of our ongoing efforts to evaluate strategic opportunities that align with our business objectives. No definitive agreement has been reached, and there is no assurance that a transaction will be completed. While we are actively engaged in negotiations which include Specialty Capital Lenders LLC, various other factors, including due diligence, regulatory considerations, and final terms, remain subject to further review and discussion.

With the Company’s current negotiations involving real estate development companies, this represents a material shift in our strategic direction. Accordingly, although the Company’s prior disclosures noted a broad and non-exclusive search for opportunities, including potential targets outside the United State, the current focus on real estate development companies provide investors with an initial framework to assess the potential merits and risks of a transaction within the real estate sector. Nonetheless, until a definitive agreement is reached, the Company remains subject to the uncertainties inherent in early-stage negotiations. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of any target business or the particular industry in which we may operate.

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

Preliminary Negotiations with a real estate development company.

A real estate development company is a business entity that specializes in the conceptualization, planning, financing, construction, and management of residential, commercial, industrial, or mixed-use properties. The company’s core activities typically encompass identifying and acquiring suitable land or existing properties, securing regulatory approvals and entitlements, designing projects in collaboration with architects and engineers, coordinating construction with contractors and subcontractors, and overseeing the successful marketing, leasing, or sale of completed assets. A real estate development company may act as a principal investor, undertaking projects on its own behalf, or as a fee-based developer providing professional development services to landowners or institutional clients. Throughout the development process, such companies must manage complex relationships with a wide range of stakeholders, including municipal authorities, financial institutions, contractors, neighborhood interest groups, and end-users. They are responsible for raising project capital, often sourcing both debt and equity financing, and for mitigating various project risks related to market cycles, construction cost fluctuations, and regulatory compliance. Upon completion, a real estate development company may retain property ownership and manage its operation for long-term income generation, or it may sell or lease the asset to realize value.

To summarize some of our risk factors appliable to a real estate development company:

Development and Construction Risks. Real estate development projects are subject to a variety of risks, including unexpected delays, cost overruns, design defects, labor shortages, adverse weather, and the availability of necessary construction materials. Any of these factors could materially impact project timelines and profitability.

Market Volatility and Economic Conditions. The value and demand for developed properties are influenced by local and national economic conditions, interest rates, supply and demand dynamics, and market cycles. Economic downturns, rising interest rates, or unfavorable market trends may reduce occupancy rates, impair lease renewals, and decrease property values, adversely affecting the company’s financial performance.

Financing and Liquidity Risks. Real estate development companies often rely on external debt and equity financing to fund projects. Negative shifts in capital markets or the company’s inability to secure adequate funding may result in project delays, cancellations, or distressed asset sales, and could materially affect growth prospects and liquidity.

Regulatory, Zoning, and Environmental Risks. The development process is subject to numerous government approvals, zoning restrictions, land use regulations, and environmental laws. Changes in regulations, unexpected compliance obligations, or the discovery of environmental liabilities may lead to significant additional expenses or project setbacks.

Dependence on Third Parties. Successful development depends on the performance of contractors, architects, engineers, and other vendors. Disputes, failures, or insolvencies involving third-party providers may result in project interruptions, increased costs, or reduced quality of completed assets.

Property-Specific and Geographic Risks. Projects may be concentrated in particular geographic regions or property types exposing the company to risks associated with local economies, weather events, or tenant industries. Lack of diversification may magnify the impact of adverse conditions in specific areas.

Legal and Litigation Risks. Real estate development often involves complex contracts, land use disputes, and potential litigation arising from construction defects, property rights issues, or stakeholder claims. Such legal matters could result in substantial costs or reputational harm.

Although the Company’s management intends to evaluate the risks inherent in the real estate sector, the Company cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination with a real estate development company will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

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

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have experience or knowledge relating to the operations of the selected target business.

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

If we succeed in effecting a business combination, we will likely face intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

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

Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members and as a majority shareholder in the Company, to any third-party entities. Quynh Hoa T. Tran’s business activities do not create any fiduciary duties to any third parties, and she has no contractual obligation that may be deemed to be or give rise to a conflict of interest. To avoid future conflict of interest, management and the related third-party entities have determined that they will not be associated with or be affiliated with entities engaged in business activities similar to those which Quynh Hoa T. Tran is active. Future business activities of the Company’s management, which may include business activities similar to those of a potential business combination, may result in potential or perceived conflicts of interest.

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

The personal and financial interests of management may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, management’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interests of our shareholders. If this were the case, it would be a breach of their fiduciary duties to us, and we might have a claim against the participating member of management. However, we might not ultimately be successful in any claim we may make against them for such reasons.

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

As of September 30, 2025, we had $ 234,405 in cash and an accumulated deficit of $ 5,736,177. Our audited financial statements for the years ended September 30, 2025 and September 30, 2024 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There may not be enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses are not effective, or if we experience additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

In connection with the preparation of the Company’s 2025 and 2024 financial statements, we and our independent auditors identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses related to the following:

1. The Company does not have written documentation of their internal control system in accordance with the requirements of the Committee on Sponsoring Organizations (“COSO”) or some similarly appropriate internal control methodology.

2. The Company failed to properly classify contributed capital as additional paid-in-capital. An adjustment was made to correct the classification of these contributions, which resulted in a restatement of the 2024 financial statements.

We cannot assure you that measures we may take will significantly improve or remediate the material weaknesses described above. As of the date of this Annual Report, the material weaknesses have not been remediated.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Since the Company has not yet identified a definitive target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or even the broader target industry.

Since the Company has not yet identified or entered into a definitive agreement with a selective target business, there is still no basis for investors to evaluate the possible merits or risks of the target business which the Company may acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company’s management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

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

Dependence on key personnel.

The Company is dependent upon the continued services of management. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit qualified people upon acceptable terms.

The Company’s sole officer and director may allocate her time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company and the principal shareholder is engaged in other business endeavors, and each is not obligated to contribute any specific number of his hours per week to the Company’s affairs.

If Quynh Hoa T. Tran’s other business affairs require her to devote more time to such affairs, it could limit her ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a timely business combination. The Company does not believe that her other business affairs interfere with her duties as an officer and director but remotely could disturb her immediate performance of assumed duties, if any. Furthermore, we do not have an employment agreement with Quynh Hoa T. Tran.

The Company may be unable to obtain additional financing, when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

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

The Company has no revenue and is dependent upon the willingness of the Company’s management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that we will have available sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our majority shareholder, notwithstanding the fact that there is no written agreement to pay such costs. Repository Services LLC has informally agreed to pay the Company’s expenses in the form of advances that are unsecured, non-interest bearing. Specialty Capital Lenders LLC has agreed to provide financial accommodations to the Company in an amount equal to $20,000, at the prevailing interest rate. As of the date hereof, there have been no advances made by Specialty Capital Lenders LLC under the written agreement entered into on August 3, 2020. The Company intends to repay these advances when we have the cash resources to do so.

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

The Company’s majority shareholders have a 70.30% common stock equity interest in the Company and thus can totally influence certain actions requiring stockholder vote.

Management has no present intention of calling for an annual meeting of stockholders to elect new directors prior to the consummation of a business combination. As a result, our current director will continue in office at least until the consummation of the business combination, subject to the desires of the majority shareholder. If there is an annual meeting of stockholders for any reason, the Company’s management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of the majority shareholder’s significant equity interest. Accordingly, the Company’s management will continue to exert substantial control at least until the consummation of a business combination.

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

Registration requirements may delay or preclude a business combination.

Issuers who are shells and effectuate a reverse merger or business combination between a reporting shell and a private company must be done through a Securities Act registration statement unless a clear exemption applies. A registration under the Securities Act may be required in connection with any reverse merger or business combination. If we are required to file a registration statement and the Company’s registration statement is not declared effective, we will be unable to complete the transaction, and our shareholders may not realize the anticipated benefits of any reverse merger or business combination. Failure to obtain SEC effectiveness could materially delay or permanently prevent the closing, result in increased costs, and could adversely affect the value of the Company’s securities. There can be no assurance that the SEC will declare the Company’s registration statement effective in a timely manner, or at all.

Reporting requirements may delay or preclude a business combination.

Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. With any reverse merger or business combination, we will be required to file a Form 8-K making a comprehensive disclosure equivalent to what would be required in a Form 10 registration statement.

The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. We will be required to file two years of audited financial statements of the acquired business, unaudited interim financials if applicable, prepared in accordance with Regulation S-X, and financial pro formas showing the effect of the transaction on the Company’s financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Form 8-K will also include, but is not limited to, a disclosure of the business overview and description, e.g., complete information about the acquired operating business, including business operations, history, organizational structure, markets, and strategy; management discussion and analysis (of financial condition, operating results, and key business trends; disclosure of all material risks relating to the post-transaction business; details regarding the company’s directors, officers, executive compensation, and principal stockholders post-transaction; disclosure of material definitive agreements entered into in connection with the transaction; information, describing the change in control of the Company; an itemized and fully reconciled cap table showing share issuances, splits, options, warrants, and other equity instruments; and an explicit disclosure that the Company has ceased to be a shell.

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

A business combination involving the issuance of our common stock will likely result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Quynh Hoa T. Tran resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

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

Additional Risks Related to Our Common Stock

The Company’s shares of common stock are traded from time to time on the OTC OTCID Basic Market.

The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. OTCID Open Market Platform under the symbol PCMC. There is currently only a limited trading market in the Company’s shares. nor do we believe that any active trading market has existed for the last 5 years. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Very Limited Liquidity of our Common Stock.

Our common stock occasionally trades on the OTCID and there is a limited market in our common stock. As a result, there is only limited liquidity in our common stock. Any investment in our common stock may result in the inability of an investor to liquidate any investment to cash in a timely or cost-effective manner.

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

Dividends are unlikely.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is currently quoted on the OTC Markets Group Inc. OTCID Sheet Market under the symbol PCMC. Prior to July 1, 2025, our common stock was quoted on the Pink Sheets. There is no market for our preferred stock, and none have been issued and are outstanding. For the periods prior to the fiscal year commencing October 1, 2024, the following table sets forth the high and low bid prices per share of common stock. The prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. For the period commencing on October 1, 2024, the table sets forth the high closing bid and low closing bid prices per share of common stock and reflect unsolicited customer orders.

	Price Range
Commencement Period	High	Low

Fiscal Year Commencing October 1, 2021

First Quarter	0.350	0.135
Second Quarter	0.239	0.062
Third Quarter	0.220	0.136
Fourth Quarter	0.228	0.070

Fiscal Year Commencing October 1, 2022

First Quarter	0.350	0.134
Second Quarter	0.09	0.08
Third Quarter	0.11	0.08
Fourth Quarter	0.11	0.10

Fiscal Year Commencing October 1, 2023

First Quarter	0.195	0.061
Second Quarter	0.19	0.095
Third Quarter	0.16	0.11
Fourth Quarter	0.20	0.08

Fiscal Year Commencing October 1, 2024

First Quarter	0.27	0.21
Second Quarter	0.29	0.192
Third Quarter	0.30	0.209
Fourth Quarter	0.20	0.067

Fiscal Year Commencing October 1, 2025

First Quarter	0.48	0.20

As of September 30, 2025 and the date hereof, approximately 80 stockholders of record (including Cede & Co.) held our shares of common stock.

The transfer agent of our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014, info@empirestock.com

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

Securities Authorized for Issuance Under Equity Compensation Plans.

No equity compensation plan or agreements under which our common stock or preferred stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2025 and 2024 or through the date hereof.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview.

The Company’s current business objective is to seek a business combination with an operating company. The Company intend to use our limited personnel and financial resources in connection with such activities. We will utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock may significantly reduce the equity interest of our shareholders, will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director and may adversely affect the prevailing market price for our common stock.

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

Going Concern.

The Company’s audited financial statements for the years ended September 30, 2025 and 2024 and the balance sheet as of September 30, 2025 and 2024, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the years ended September 30, 2025 and 2024.

The Company had total operating expenses of $93,554 during the year ended September 30, 2025 and total operating expenses of $71,017 for the year ended September 30, 2024.

The Company incurred $10,500 interest expense for the year ending September 30, 2025 and 2024 and interest income of $237 in the year ended September 30, 2025.

The Company had a net loss of $103,817 and $81,517 for the years ending September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources.

As of September 30, 2025 and 2024, and as of the date hereof, the Company has had no business operations and limited cash resources other than those provided by Repository Services LLC and short-term advances. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC or other investors to pay professional fees and expenses. If the Company requires additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC or additional equity or debt financing.

As of September 30, 2025 and 2024, respectively, the Company had cash of $234,405 and $100,035.

The Company had a negative cash flow from operations of $165,630 and $58,731 for the years ended September 30, 2025 and 2024, respectively.

The Company received proceeds of $300,000 and $100,000 in additional paid-in-capital for the years ended September 30, 2025 and 2024, respectively.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC or other investors.

The Company currently plans to satisfy its cash requirements for the next twelve months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or entities or individuals affiliated with either and believes it can satisfy its cash requirements so long as the Company are able to obtain financing from these parties. The Company expects that the money borrowed, if any, will be used during the next twelve months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

During the next twelve months, we anticipate incurring costs related to filing of Security Act registrations, if applicable and Exchange Act reports, franchise fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. The Company estimates that these costs, excluding Securities Act registrations, will be in the range of fifteen to twenty thousand dollars per year, and that the Company will be able to meet these costs as necessary with funds to be advanced or loaned to us by investors or Repository Services LLC and/or Specialty Capital Lenders LLC. Due to evolving regulatory standards and the potential variability in future offerings, the Company cannot reasonably estimate the costs of compliance with Securities Act obligations such costs will depend on a variety of factors including the nature and timing of future offerings, regulatory developments, and the scope of required disclosures.

As of September 30, 2025, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $94,529, for a total of $444,529 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of September 30, 2025 and 2024, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Public Company Management Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Public Company Management Corporation (the Company) as of September 30, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year than ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred losses since inception, incurred a net loss of $103,817 during the current year, had a working capital deficit of $207,161 and an accumulated deficit of approximately $5,736,177 as of September 30, 2025, and currently has no ongoing operations. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter - Restatement of Financial Statements

As discussed in Note 9 to the financial statements, the accompanying financial statements as of September 30, 2024 and for the year then ended, have been restated to correct misstatements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2025.

Deer Park, IL

February 4, 2026

PCAOB ID No. 318

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	September 30, 2025	September 30, 2024

Assets
Current assets
Cash	$234,405	$100,035
Note receivable	33,237	-
Total Assets	$267,642	$100,035

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$25,475	$18,118
Accounts payable and accrued expenses - related party	4,799	45,232
Accrued expenses	-	6,000
Accrued interest payable – related party	94,529	84,029
Note payable – related party	350,000	350,000
Total Current Liabilities	474,803	503,379
Total Liabilities	474,803	503,379

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero shares issued and outstanding at September 30, 2025 and September 30, 2024	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at September 30, 2025 and September 30, 2024	34,277	34,277
Additional paid-in capital	5,494,739	5,194,739
Accumulated deficit	(5,736,177)	(5,632,360)
Total stockholders’ deficit	(207,161)	(403,344)
Total liabilities and stockholders’ deficit	$267,642	$100,035

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	Sept 30,	Sept 30,
	2025	2024

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	93,554	71,017
Total Operating Expenses	93,554	71,017

Loss from operations	(93,554)	(71,017)

Other income (expense)
Interest income	237	-
Interest expense	(10,500)	(10,500)
Total Other Expense	(10,263)	(10,500)

Loss before income taxes	(103,817)	(81,517)
Provision for income taxes	-	-
Net loss	$(103,817)	$(81,517)

Basic and Diluted loss per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

For the Year Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,632,360)	$(403,344)
Contributed capital					300,000		300,000
Net loss	-	-	-	-	-	(103,817)	(103,817)
Balances at September 30, 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,736,177)	$(207,161)

For the Year Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2023	-	$-	34,276,816	$34,277	$5,094,739	$(5,550,843)	$(421,827)
Contributed capital					100,000		100,000
Net loss	-	-	-	-	-	(81,517)	(81,517)
Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,632,360)	$(403,344)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(103,817)	$(81,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Other assets	(33,237)	-
Accounts payable and accrued expenses	1,357	12,286
Accounts payable and accrued expenses – related party	(40,433)	-
Accrued interest payable – related party	10,500	10,500
Net cash used in operating activities	(165,630)	(58,731)

Cash flows from investing activities	-	-

Cash flows from financing activities	-
Contributed capital	300,000	100,000
Net cash provided by financing activities	300,000	100,000
Net increase in cash	134,370	41,269

Cash, beginning of period	100,035	58,766

Cash, end of period	$234,405	$100,035

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Note Receivable

On August 30, 2025, the Company entered into a promissory note with Physicians Capital Management Corporation, a Maryland corporation, in connection with a short-term financing arrangement. Under the terms of the note, Physicians Capital agreed to repay principal of $33,000 plus simple interest at a rate of 10% per annum, with all unpaid principal and accrued interest due on demand or, if not demanded earlier, on March 31, 2026. As of September 30, 2025, the outstanding principal balance of the note receivable was $33,000 and accrued interest receivable totaled $237.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2019-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances. No share based payments were issued during the years ended September 30, 2025 or 2024.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company recognizes revenue when we satisfy a performance obligation by transferring a promised good or service to a customer.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2025 and 2024.

Contributed capital

The Company received unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay so have been booked to additional paid-in capital. Accordingly, these advances were reflected in the financial statements as addition paid-in-capital.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company had no property and equipment and no depreciation for the years ended September 30, 2025 and 2024.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. The Company had no long-term assets and no indications of impairments were identified in the years ended September 30, 2025 or 2024.

Basic and Diluted Net Loss per Share

	Sept 30,	Sept 30,
	2025	2024
Numerator:
Net Loss attributable to common shareholders of PCMC	$(103,817)	$(81,517)
Net Loss attributable to PCMC	$(103,817)	$(81,517)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Earnings (Loss) per Share attributable to PCMC
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the twelve months ended September 30, 2025 and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2025 is zero.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2025 and 2024.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of September 30, 2025 and 2024 were $444,529 and $434,029, respectively and related party accrued liabilities as of September 30, 2025 and 2024 of $4,799 and $45,232, respectively (see Note 4. Related Party Transactions). Related parties were paid consulting fees of $45,670 and $40,700 for the years ended September 30, 2025 and 2024, respectively.

Research and Development

The Company spent no money for research and development cost for the years ended September 30, 2025 and 2024.

Advertising Cost

The Company spent no money for advertisement for the years ended September 30, 2025 and 2024.

Depreciation

The Company had no depreciation expense for the years ended September 30, 2025 and 2024, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,736,177 since its inception and had a working capital deficit of $207,161 and negative cash flows from operations and limited business operations as of September 30, 2025. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	Dec 31,	Sept 30,
Name	Note Date	Date	Rate	2024	2024

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2026	3%	350,000	350,000

During the years ending September 30, 2025 and 2024, the Company had $10,500 and $10,500 in interest expense, respectively.

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

As of September 30, 2025 and 2024, the Company owed $350,000 in principal, and owed $94,529 and $84,029 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2025, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $94,529 and $84,029 as of September 30, 2025 and 2024, respectively.

As of September 30, 2025 and 2024, the Company owed $4,799 and $45,232, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

Related parties were paid consulting fees of $45,670 and 40,700 for the years ended September 30, 2025 and 2024, respectively.

NOTE 6 – CONTRIBUTED CAPITAL

In the years ended September 30, 2025 and 2024, the Company received proceeds of $300,000 and $100,000, respectively, in unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay. Accordingly, these advances are reflected in these financial statements as additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, $0.001 par value. As of September 30, 2025 and 2024, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of September 30, 2025 and 2024, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in each of the years ended September 30, 2025 and 2024.

NOTE 8 – INCOME TAXES

The Company follows ASC 740, Accounting for Income Taxes. In the years ended September 30, 2025 and 2024, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

As of September 30, 2025 and 2024, the Company's accumulated deficit was $5,736,177 and $5,632,360, respectively.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since September 30, 2022 are still open.

Net deferred tax assets consist of the following components as of September 30, 2025 and 2024:

	2025	2024
Deferred tax assets:
NOL Carryover	$60,487	$38,685
Valuation allowance	(60,487)	(38,685)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended September 30, 2025 and 2024 due to the following:

	2025	2024
Federal Tax (21%)	$(21,802)	$(17,119)
Change in Valuation allowance	21,802	17,119
Income tax provision	$-	$-

NOTE 9 – RESTATEMENT

The Company determined that a During 2024, the Company discovered that $6,000 of consulting service expenses incurred in the year ended September 30, 2024 were not accrued. As a result, the 2024 financial statements understated expenses and overestimated net income. Additionally, the Company discovered $175,000 short term advances made to the Company were recorded as a liability when they should have been recorded as additional paid-in-capital. The Company has restated its September 30, 2024 financial statements to correct these errors.

	September 30, 2024 (As originally filed)	Adjustments	September 30, 2024 (As Restated)

Assets
Current assets
Cash	$100,035		$100,035
Note receivable	-		-
Total Assets	$100,035		$100,035

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$18,118		$18,118
Accounts payable and accrued expenses - related party	45,232		45,232
Accrued expenses	-	6,000	6,000
Short term payables	175,000	(175,000)	-
Accrued interest payable – related party	84,029		84,029
Note payable – related party	350,000	-	350,000
Total Current Liabilities	672,379	(169,000)	503,379
Total Liabilities	672,379	(169,000)	503,379

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero shares issued and outstanding at September 30, 2025 and September 30, 2024	-		-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at September 30, 2025 and September 30, 2024	34,277		34,277
Additional paid-in capital	5,019,739	175,000	5,194,739
Accumulated deficit	(5,626,360)	(6,000)	(5,632,360)

Total stockholders’ deficit	(572,344)	169,000	(403,344)
Total liabilities and stockholders’ deficit	$100,035	-	$100,035

	Sept 30,		Sept 30,
	2024	Adjustments	2024

Revenues
Revenues	$-		$-

Operating expenses
General and administrative expenses	65,017	6,000	71,017
Total Operating Expenses	65,017	6,000	71,017

Loss from operations	(65,017)	6,000	(71,017)

Other income (expense)
Interest expense	(10,500)	-	(10,500)
Total Other Expense	(10,500)	-	(10,500)

Loss before income taxes	(75,517)	(6,000)	(81,517)
Provision for income taxes	-	-
Net loss	$(75,517)	(6,000)	$(81,517)

Basic and Diluted loss per share
Basic and diluted income per share	$(0.00)	-	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	-	34,276,816

NOTE 10 – SUBSEQUENT EVENTS

On October 24, 2025, the Company loaned Physicians Capital Management Corporation $130,000 on the same terms as the previous $33,000 loan as described in Note 1.

The Company has evaluated subsequent events as of the date of the financial statements were available to be issued and has determined that there are no other disclosable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND POCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, management and our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

L J Soldinger Associates, LLC, the Company’s independent public accounting firm conducted the audits in accordance with the standards of the PCAOB. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was the auditing firm engaged to perform an audit of its internal control over financial reporting. As part of the audit, L J Soldinger Associates, LLC was required to obtain an understanding of our internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. L J Soldinger Associates, LLC has expressed no such opinion.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVENANCE.

The following table sets forth the name and age of the member of our Board of Directors and our executive officer and the positions held.

Name	Age	Title
Quynh Hoa T. Tran	67	Chief Executive Officer and President

Background Information – Quynh Hoa T. Tran

On March 11, 2024, the Company selected Quynh Hoa T. Tran as a director, by written consent of the majority shareholder, and not by the vote of security holders at an annual meeting or special meeting convened for such purpose. Repository Services LLC sought out Ms. Tran as a director of the Company for her specific business acumen as described below and consideration of her diverse work experience, her social-economic characteristics and her demographic location in the Silicon Valley area of California. Although Ms. Tran is from the Country of Vietnam and now resides in the United States, Repository Services LLC did not specifically consider any self-identified diversity characteristics when selecting her as a director.

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

Ms. Tran holds office until the next annual meeting of stockholders and until her successor or successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors, and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer, control persons and promoters have not, within the past ten (10) years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a).

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

Company's management (and the manager and members of Repository Services LLC and Specialty Capital Lenders LLC) are each deemed to be responsible persons, as defined above, and may be associated with other firms involved in a range of business activities in the future. Consequently, there are potential inherent conflicts of interest. Insofar as Quynh Hoa T. Tran is engaged in other business activities, it is anticipated that he will devote only a minor amount of time to the Company's affairs. Quynh Hoa T. Tran’s other business activities do not result in any conflict of interest for inside Company activities, and the members and managers of Repository Services LLC and Specialty Capital Lenders LLC do not believe that there is any potential conflict of interest for outside of the Company’s activities.

As of the date hereof, Company’s management and Repository Services LLC members and managers, and each of them, have no intention of becoming shareholders, officers or directors of any other companies which may be considered as a development stage company with no revenues, nominal assets and no specific business plan or whose purpose is to seek new business opportunities or engage in a merger or acquisition with an unidentified company. The Company and Repository Services LLC, and each of them, will not enter any transaction where there is a conflict of interest or potential conflict of interest. Repository Services LLC is managed by its manager; members of Repository Services LLC have no right to manage the business of Repository Services LLC or demand from Repository Services LLC any property, although members have the right to vote on business transactions and have the right to share only in the profits and losses of Repository Services LLC. Repository Services LLC has no fiduciary duties or contractual obligations, other than to its members, to any third parties and as a shareholder of the Company. Quynh Hoa T. Tran’s consulting activities do not create any fiduciary duties to any third parties, and he has no contractual obligation that may be deemed to be a conflict of interest. In addition to the above, Quynh Hoa T. Tran also owes a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience which that director has.

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

Audit Committee.

We do not have an Audit Committee (or any committees of the Board).

Director Independence.

We do not currently have any independent directors.

Board Leadership Structure.

We have chosen to combine the Chief Executive Officer and Board Chairman. As of the date hereof, our sole director is also our Chief Executive Officer and Chief Financial Officer.

Code of Ethics.

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees.

Additional Information.

Quynh Hoa T. Tran, our sole officer and director, is not currently an officer or director of any other blank check shell companies and she and Repository Services LLC had been a shareholder in one other blank check shell company named American Metals Recovery and Recycling Inc. (symbol AMRR) that had filed a registration statement on Form 10-12G on August 2, 2021 under the Exchange Act.

On December 23, 2021, Repository Services LLC held and approximately 73.3% of the issued and outstanding common shares in AMRR and 100% of the preferred stock; 71.1% of the common stock and all of the preferred stock was sold to Multiband Global Resources LLC, an unrelated party, for $500,000 and the remaining shares were transferred to the Katell Survivors Trust (Gerald Katell, trustee), an unrelated third party. As at December 31, 2021, Repository Services LLC had no interest in AMRR. Quynh Hoa T. Tran held less than 1% of the issued and outstanding shares in AMRR.

Specialty Capital Lenders LLC provides financial accommodations to businesses and is not an equity investor. No loan provided to any business by Specialty Capital Lenders LLC involves equity financing or the ability to convert any loan or financial accommodationinto equity of the business.

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

As far as indemnification for liabilities arising under the Exchange Act, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Exchange Act, as amended, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended September 2025 and 2024 through the date hereof. The Company has no employment agreement with our officer and director.

For the fiscal years ended September 30, 2025, September 30, 2024 and through the date hereof, there were no outstanding equity awards to any of prior or current executive officer(s) or the members of our board of directors. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2025 and the date hereof. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 10% of our common stock and preferred stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)

Repository Services LLC (2) c/o The Stauber Law Offices 9440 Santa Monica Boulevard Suite 301 Beverly Hills, CA 90210	23,946,307	70.30%

Director and Officer (1 person)

Quynh Hoa T. Tran (3) (4) 9350 Wilshire Boulevard Suite 203 Beverly Hills, CA 90212	0	0%

41

_____

(1) Applicable percentage ownership is based on 34,276,816 shares of common stock outstanding as of September 30, 2025 and as of the date hereof. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Pursuant to a Stock Purchase Agreement dated as at August 7. 2020, on or about November 4, 2020, Repository Services LLC became the record owner of 23,946,307 shares of the Company held for it in the name of Brock, K. Brock & S. Brock General Partners trustee of Brock Family Trust, K. Brock & S. Brock General Partners Brock Family Trust UADTD 06/24/1998, K. Brock & S. Brock General Partners Trustee of Brock Family Trust, and the Brock Irrevocable Trust. On October 27, 2020, Brock caused the balance of the 500,000 shares of common stock beneficially owned by Repository Services LLC to be registered by the transfer agent in its name. Repository Services LLC’s Manager and control member is Brian Brick.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock in the principal amount of $300,000. On August 3, 2020, the promissory note was assigned by Stephen Brock to Specialty Capital Lenders LLC. As of September 30, 2025, there was owed to Specialty Capital Lenders LLC $350,000 in principal and $94,529 in interest. As at January 1, 2022, the Company had entered into an Obligation Extension Agreement with Specialty Capital Lenders LLC. Pursuant to the terms of the Extension Agreement, the original principal continued to accrue interest at the rate of three (3%) percent per annum. The Extension Agreement terminated as of August 31, 2024, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC. On September 1, 2024, the parties entered into new Extension Agreement. The Extension Agreement now terminates as of December 31, 2026, at which time all unpaid principal and accrued interest will be due and payable to Specialty Capital Lenders LLC

The Company may, at its sole discretion, at any time prepay all or any part of the principal amount of the Promissory Note, without premium and with all accrued interest to the date of prepayment. Partial prepayments will be applied first to accrued interest and then to principal.

On December 18, 2019, the Company issued a Revolving Promissory Note to Repository Services LLC whereby the Company can borrow up to a maximum of thirty-five thousand USD ($35,000) at an annual rate of interest equal to five percent (5%). There have been no financial accommodations provided to the Company under the Revolving Promissory Note.

Specialty Capital Lenders LLC, Repository Services LLC and the Company may be deemed to be related parties to each other. Repository Services LLC’s Manager and control member is Brian Brick and the other member is Ronald J. Stauber. Specialty Capital Lenders LLC’s Manager and sole member is Ronald J. Stauber. As of the date hereof, Repository Services LLC owned and controlled 8,123,230 shares of the Company’s common stock, which represents approximately 70.3% of the common stock issued and outstanding shares.

Quynh Hoa T. Tran was selected to be an officer and director of the Company by Repository Services LLC. Quynh Hoa T. Tran has no direct or indirect interest in Specialty Capital Lenders LLC and Repository Services LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is L J Soldinger Associates, LLC

(1)	Audit Fees

The aggregate fees billed for professional services rendered by our current auditors, L J Soldinger Associates, LLC, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2025 and 2024 were approximately $25,000 and $25,000, respectively.

The aggregate fees billed for professional services rendered by prior auditor, Hudgens CPA, PLLC, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal year 2024 was $10,500.

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

PART IV

ITEM 15. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report:

Independent Auditors Report of February 4, 2026

Consolidated Balance Sheets at September 30, 2025 and 2024

Consolidated Statements of Operation for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Cash Flows for the Years ended September 30, 2025 and 2024

ITEM 16. FORM 10-K SUMMARY.

No optional summary of the above information is required to be provided.

 ITEM 17. FINANCIAL STATEMENTS AND EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amendment to Articles of Incorporation
3.3*	By-Laws
10.1**	Debt Restructure Agreement of September 16, 2016 [Executed Copy]
10.2**	Promissory Note of September 30, 2016 [Executed Copy]
10.3**	Assignment of Promissory Note to Specialty Capital LLC of August 3, 2020 [Executed Copy]
*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed on June 1, 2022.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 10, Amendment No. 2 filed on September 6, 2022
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2026

PUBLIC COMPANY MANAGEMENT CORPORATION

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	President

By:	/s/ Quynh Hoa T. Tran
	Quynh Hoa T. Tran	Chief Financial Officer

