Form 10-Q
period 2025-12-31
PUBLIC CO MANAGEMENT CORP
filed 2026-02-17
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50098

PUBLIC COMPANY MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0493734
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

9350 Wilshire Boulevard, Suite 203
Beverly Hills, CA	90212
(Address of principal executive offices)	( Zip Code)

Registrant’s Telephone Number, Including Area Code:  310.862 1957

9340 Wilshire Boulevard, Suite 203, Beverly Hills, CA 90212

(Former address, if changed since last report)

Securities registered pursuant to the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCMC	OTC Market

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

As of February 17, 2026, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025 filed on February 4, 2026 and those identified in other documents that we may subsequently file from time to time with Securities and Exchange Commission (“SEC”).

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

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	December 31, 2025 (unaudited)	September 30, 2025 *

Assets
Current assets
Cash	$71,555	$234,405
Deposits	20,000	-
Note receivable	165,189	33,237
Total Current Assets	256,744	267,642

Total Assets	$256,744	$267,642

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$28,975	$25,475
Accounts payable and accrued expenses - related party	4,799	4,799
Accrued interest payable – related party	97,154	94,529
Note payable – related party	350,000	350,000
Total Current Liabilities	480,928	474,803
Total Liabilities	480,928	474,803

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero shares issued and outstanding at December 31, 2025 and September 30, 2025	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at December 31, 2025 and September 30, 2025	34,277	34,277
Additional paid-in capital	5,494,739	5,494,739
Accumulated deficit	(5,753,200)	(5,736,177)
Total stockholders’ deficit	(224,184)	(207,161)
Total liabilities and stockholders’ deficit	$256,744	$267,642

*	Derived from Audited information

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,	December 31,
	2025	2024 Restated

Revenues
Revenues	$-	$-

Operating expenses
General and administrative expenses	16,350	17,712
Total Operating Expenses	16,350	17,712

Loss from operations	(16,350)	(17,712)

Other income (expense)
Interest income	1,952	-
Interest expense	(2,625)	(2,625)
Total Other Expense	(673)	(2,625)

Net loss	$(17,023)	$(20,337)

Basic and Diluted loss per share
Basic and diluted income per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

For the Three Months Ended December 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,736,177)	$(207,161)

Net loss	-	-	-	-	-	(17,023)	(17,023)
Balances at December 31 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,753,200)	$(224,184)

For the Three Months Ended December 31, 2024

					Additional	Accumulated	Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Deficit	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Restated	Restated

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,632,360)	$(403,344)

Net loss	-	-	-	-	-	(20,337)	(20,337)
Balances at December 31, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,652,697)	$(423,681)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2025	2024 Restated
Cash flows from operating activities
Net loss	$(17,023)	$(20,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Loan interest receivable	(1,952)	-
Deposits	(20,000)	-
Accounts payable and accrued expenses	3,500	(6,143)
Accounts payable and accrued expenses – related party	-	-
Accrued interest payable – related party	2,625	2,625
Net cash used in operating activities	(32,850)	(23,855)

Cash flows from investing activities
Note receivable	(130,000)	-
Net cash used in investing activities	(130,000)	-

Cash flows from financing activities	-
Contributed capital	-	-
Net cash used in financing activities	-	-
Net decrease in cash	(162,850)	(23,855)

Cash, beginning of period	234,405	100,035

Cash, end of period	$71,555	$76,180

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

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

Basis of Preparation

The accompanying financial statements include the financial information of Public Company Management Corporation (“PCMC”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2026. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

Restatement of Financial Statements

The Company identified an error in its accounting related to payments made for services in the three months ended September 30, 2024, which affected the results for the three months ended December 31, 2024. Please refer to Note 9 of the Company’s financial statements for the years ended September 30, 2025 and 2024 that were included with the Company’s Form 10-K filed on February 4, 2026 for additional details regarding the restatement.

Restatement Adjustments

The Company’s accompanying restated financial statements for the three months ended December 31, 2024 incorporate adjustments related to its general and administrative expenses. The table below presents the effect of the restatement adjustments:

	Three Months Ended December 31, 2024	Adjustments	Three Months Ended December 31, 2024 Restated
General and administrative expenses	$(23,712)	$6,000	$(17,712)
Other expense	(2,625)	-	(2,625)
Net income	$(26,337)	$6,000	$(20,337)

Net cash flows used in operating, investing and financing activities for the quarter ended December 31, 2024 did not materially change as a result of the misstatement.

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

Note Receivable

On August 30, 2025, and October 24, 2025, the Company entered into a promissory note with Physicians Capital Management Corporation, a Maryland corporation, in connection with a short-term financing arrangement of $33,000 and $130,000, respectively. Under the terms of the notes, Physicians Capital agreed to repay principal plus simple interest at a rate of 10% per annum, with all unpaid principal and accrued interest due on demand or, if not demanded earlier, on March 31, 2026. As of December 31, 2025, the outstanding principal balances of the notes receivable totaled $163,000 and accrued interest receivable totaled $2,189.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2019-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances. No share-based payments were issued during the three months ended December 31, 2025 and 2024.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2025 and September 30, 2025.

Contributed capital

The Company received unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay so have been booked to additional paid-in capital. The advances are due on demand.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. The Company had no long-term assets and no indications of impairments were identified in the reported periods in 2025 or 2024.

Basic and Diluted Net (Loss) per Share

	Dec 31,	Dec 31,
	2025	2024
Numerator:
Net Loss attributable to common shareholders of PCMC	$(17,023)	$(20,337)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816

Loss per Share attributable to PCMC
Basic and Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2025 and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended December 31, 2025 is zero.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2025 and September 30, 2025.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of December 31, 2025 and September 30, 2025 were $447,154 and $444,529, respectively and related party accrued liabilities as of December 31, 2025 and September 30, 2025 of $4,799 and $4,799, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company incurred no expenses for research and development cost for the three months ended December 31, 2025 and 2024.

Advertising Cost

The Company incurred no expenses for advertisement for the three months ended December 31, 2025 and 2024.

Depreciation

The Company had no depreciation expense for the three months ended December 31, 2025 and 2024, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,753,200 since its inception and had a working capital deficit of $224,184 and negative cash flows from operations and limited business operations as of December 31, 2025. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

PCMC continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets that would be necessary for the Company be unable to continue as going concern

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	Dec 31,	Sept 30,
Name	Note Date	Date	Rate	2025	2025

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2026	3%	350,000	350,000

During the three months ending December 31, 2025 and 2024, the Company had $2,625 and $2,625 in interest expense, respectively.

On September 30, 2016, the Company issued a Promissory Note to Stephen Brock, the Company’s prior Chief Executive Officer and Director, in the principal amount of three hundred fifty thousand dollars USD ($350,000) (see Note 5. Related Party Transactions). The unpaid principal accrues interest at the rate of three percent (3.00%) per annum, and the note, as extended, matures on December 31, 2026 (the “Maturity Date”). On the Maturity Date, the Company must pay the holder the promissory note the outstanding principal balance together with all accrued and unpaid interest.

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

As of December 31, 2025 and September 30, 2025, the Company owed $350,000 in principal, and owed $97,154 and $94,529 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2025, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $97,154 and $94,529 as of September 30, 2025 and 2024, respectively.

As of December 31, 2025 and September 30, 2025, the Company owed $4,799 and $4,799, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

Related parties were paid consulting fees of $12,725 and $14,870 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 6 – CONTRIBUTED CAPITAL

In the three months ended December 31, 2025 and 2024, the Company received proceeds of $nil and $nil, respectively, in unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay. Accordingly, these advances are reflected in these financial statements as additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, $0.001 par value. As of December 31, 2025 and September 30, 2025, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of December 31, 2025 and September 30, 2025, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the twelve months ended December 31, 2025 and 2024.

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

The Company’s effective tax rate was 0% for the three months ended December 31, 2025 and 2024, as the Company incurred losses in both periods and maintained a full valuation allowance against its deferred tax assets.

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

Going Concern.

The Company’s unaudited financial statements for the three months ended December 31, 2025 and 2024 and the balance sheet as of December 31, 2025 and September 30, 2025, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the periods ended December 31, 2025 and 2024.

The Company had total operating expenses of $16,350 during the three months ended December 31, 2025 and total operating expenses of $17,712 for the three months ended December 31, 2024.

The Company incurred $2,625 interest expense for the three months ending December 31, 2025 and 2024.

The Company had interest income of $1,952 and $0 for the three months ending December 31, 2025 and 2024, respectively.

The Company had a net loss of $17,023 and $20,338 for the three months ending December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources.

As of December 31, 2025, and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC and short term advances. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC or other investors to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of December 31, 2025 and September 30, 2025, respectively, the Company had cash of $71,555 and $234,405.

The Company had a negative cash flow from operations of $32,850 and $23,855 for the three months ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Company was obligated to Specialty Capital Lenders LLC for $ 350,000, with accrued interest of $97,154, for a total of $447,154 evidenced by a note. As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of December 31, 2025 and September 30, 2025, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of December 31, 2025 and September 30, 2025, the Company did not have any contractual obligations.

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

Management is and will be responsible for establishing and maintaining adequate internal control over our financial reporting. To assist and because of lack of personnel, current management has engaged an outside certified public accountant to assist in the financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was not effective for the reported then quarter ended.

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

Management concluded that our internal controls over disclosure, controls and procedures were not effective. We are taking additional measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to any federal or state substantive changes that are applicable to us.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10-K, filed on February 4, 2026, which could materially affect the Company’s business, financial condition or future results. These risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on said Form 10-K may not be the only risks facing the Company. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on the forward-looking statements. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in our forward-looking statements are reasonable, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

The Company’s plan of operation is to acquire an interest in a business opportunity. The majority shareholder has had preliminary negotiations that, if consummated, may result in a change in control. The Company is currently participating in the evaluation and development of this potential business opportunity, and it may consummate a business combination as these efforts progress. These substantive discussions for a business combination transaction are with the controlling shareholder of Physicians Capital Management Corporation, a Maryland Corporation, a company that acquires and develops healthcare facilities and leases the facilities to healthcare operating companies, entities and individuals under long-term net leases. The leases generally require the tenant to bear most of the costs associated with the property. These negotiations are part of our ongoing efforts to evaluate strategic opportunities that align with our business objectives.

When these discussions progress, we intend to execute a Letter of Intent outlining the key terms of the proposed transaction and upon the signing, we will file a Form 8-K in accordance with applicable regulatory and corporate governance requirements. These negotiations represent a current shift in our general strategic direction. Accordingly, although the Company’s prior disclosures noted a broad and non-exclusive search for opportunities, including potential targets outside the United State, the current focus on a real estate development company provided investors with an initial framework to assess the potential merits and risks of a transaction within the real estate sector. Nonetheless, until a definitive agreement is reached, the Company remains subject to the uncertainties inherent in these negotiations. While we are actively engaged in negotiations, various factors, including due diligence, regulatory considerations, and final terms, remain subject to further review and discussion. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of any target business or the industry in which we may operate.

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

Date: February 17, 2026	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

