Form 10-Q
period 2026-03-31
PUBLIC CO MANAGEMENT CORP
filed 2026-05-12
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 34,276,816 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	March 31, 2026 (unaudited)	September 30, 2025 *

Assets
Current assets
Cash	$15,052	$234,405
Note receivable	-	33,237
Total Current Assets	15,052	267,642

Total Assets	$15,052	$267,642

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$29,060	$25,475
Accounts payable and accrued expenses - related party	4,799	4,799
Accrued interest payable – related party	-	94,529
Note payable – related party	279,484	350,000
Total Current Liabilities	313,343	474,803
Total Liabilities	313,343	474,803

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero shares issued and outstanding at March 31, 2026 and September 30, 2025	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at March 31, 2026 and September 30, 2025	34,277	34,277
Additional paid-in capital	5,494,739	5,494,739
Accumulated deficit	(5,827,307)	(5,736,177)
Total stockholders’ deficit	(298,291)	(207,161)
Total liabilities and stockholders’ deficit	$15,052	$267,642

*	Derived from Audited information

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	76,588	18,530	92,938	36,242
Total Operating Expenses	76,588	18,530	92,938	36,242

(Loss) from operations	(76,588)	(18,530)	(92,938)	(36,242)

Other income (expense)
Interest income	3,356	-	5,308	-
Interest expense	(875)	(2,625)	(3,500)	(5,250)
Total Other Expense	2,481	(2,625)	1,808	(5,250)

Net (loss)	$(74,107)	$(21,155)	$(91,130)	$(41,492)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,753,200)	$(224,184)

Net loss	-	-	-	-	-	(74,107)	(74,107)
Balances at March 31, 2026	-	$-	34,276,816	$34,277	$5,494,739	$(5,827,307)	$(298,291)

For the Three Months Ended March 31, 2025

					Additional	Accumulated	Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Deficit	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Restated	Restated

Balances at December 31, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,652,697)	$(423,681)

Net loss	-	-	-	-	-	(21,155)	(21,155)
Balances at March 31, 2025	-	$-	34,276,816	$34,277	$5,194,739	$(5,673,852)	$(444,836)

For the Six Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,736,177)	$(207,161)

Net loss	-	-	-	-	-	(91,130)	(91,130)
Balances at March 31, 2026	-	$-	34,276,816	$34,277	$5,494,739	$(5,827,307)	$(298,291)

4

For the Six Months Ended March 31, 2025

					Additional	Accumulated	Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Deficit	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Restated	Restated

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,632,360)	$(403,344)

Net loss	-	-	-	-	-	(41,492)	(41,492)
Balances at March 31, 2025	-	$-	34,276,816	$34,277	$5,194,739	$(5,673,852)	$(444,836)

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2026	2025 Restated
Cash flows from operating activities
Net loss	$(91,130)	$(41,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued interest receivable	(5,308)	-
Accounts payable and accrued expenses	3,585	(3,643)
Accounts payable and accrued expenses – related party	-	(40,433)
Accrued interest payable – related party	3,500	5,250
Net cash used in operating activities	(89,353)	(80,318)

Cash flows from investing activities
Note receivable, related party	(130,000)	-
Net cash used in investing activities	(130,000)	-

Cash flows from financing activities	-
Contributed capital	-	225,000
Net cash used in financing activities	-	225,000
Net decrease in cash	(219,353)	144,682

Cash, beginning of period	234,405	100,035

Cash, end of period	$15,052	$244,717

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Note receivable and accrued interest offset against Note Payable and accrued interest – related party	$168,545	$-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2026

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

Basis of Preparation

The accompanying financial statements include the financial information of Public Company Management Corporation (“PCMC”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2026. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

Restatement Adjustments

The Company’s accompanying restated financial statements for the six months ended December 31, 2024 incorporate adjustments related to its general and administrative expenses. The table below presents the effect of the restatement adjustments:

	Six Months Ended March 31, 2025	Adjustments	Six Months Ended March 31, 2025 Restated
General and administrative expenses	$(42,242)	$6,000	$(36,242)
Other expense	(5,250)	-	(5,250)
Net income	$(47,492)	$6,000	$(41,492)

Net cash flows used in operating, investing and financing activities for the six months ended March 31, 2025 did not materially change as a result of the misstatement.

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

On March 31, 2026, the Company entered into a Note Transfer and Settlement Agreement, where the Company assigned, to be effective as of February 15, 2026, this Note Receivable and accrued interest of $163,000 and $5,545, respectively, to Specialty Capital Lenders LLC (“Specialty”) in partial satisfaction of the Note Payable to Specialty (See NOTE 3). At March 31, 2026, the balance receivable on this Note Receivable was zero and effective February 15, 2026, the Note Payable to Specialty was reduced by a corresponding amount of $168,545.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2019-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances. No share-based payments were issued during the six months ended March 31, 2026 and 2025.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2026 and September 30, 2025.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. The Company had no long-term assets and no indications of impairments were identified in the reported periods in 2026 or 2025.

Basic and Diluted Net (Loss) per Share

	Six	Three	Six	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2026	2025	2025
Numerator:
Net Loss attributable to common shareholders of PCMC	$(91,130)	$(74,107)	$(41,492)	$(21,155)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

Loss per Share attributable to PCMC
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2026 and 2025. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2026 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2026 and September 30, 2025.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of March 31, 2026 and September 30, 2025 were $279,484 and $444,529, respectively (See NOTE 3) and related party accrued liabilities as of March 31, 2026 and September 30, 2025 of $4,799 and $4,799, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company incurred no expenses for research and development cost for the three and six months ended March 31, 2026 and 2025.

Advertising Cost

The Company incurred no expenses for advertisement for the three and six months ended March 31, 2026 and 2025.

Depreciation

The Company had no depreciation expense for the three and six months ended March 31, 2026 and 2025.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,827,307 since its inception and had a working capital deficit of $298,291 and negative cash flows from operations and limited business operations as of March 31, 2026. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

PCMC continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets that would be necessary if the Company is unable to continue as going concern.

NOTE 3 – NOTES PAYABLE

	Original	Due	Interest	March 31,	Sept 30,
Name	Note Date	Date	Rate	2026	2025

Related Party:
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2026	3%	-	350,000
Specialty Capital Lenders LLC – Related Party	9/30/2016	12/31/2026	4%	279,484	-
TOTAL				279,484	350,000

During the six months ending March 31, 2026 and 2025, the Company had $3,500 and $5,250 in interest expense, respectively.

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

On March 31, 2026, the Company entered into a Note Transfer and Settlement Agreement, where the Company assigned, to be effective as of February 15, 2026, this Note Receivable and accrued interest of $163,000 and $5,545, respectively, to Specialty Capital Lenders LLC (“Specialty”) in partial satisfaction of the Note Payable to Specialty (See NOTE 1 – Note Receivable). At March 31, 2026, the balance receivable on this Note Receivable was revised and effective February 15, 2026, the Note Payable to Specialty was reduced by a corresponding amount of $168,545. Concurrently with this Agreement, the Company revised the Note with Specialty whereby the $350,000 note and the accrued interest in the amount of $98,029 were offset by the $168,545 with the revised principal amount being $279,484, bearing 4% interest, with no interest accruing from February 15 to July 31, 2026, and the Note due date is December 31, 2026.

As of March 31, 2026 and September 30, 2025, the Company owed $279,484 and $350,000 in principal, respectively, and owed $0 and $94,529 in accrued interest, respectively.

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

On March 31, 2026, the Company entered into a Note Transfer and Settlement Agreement, where the Company assigned, to be effective as of February 15, 2026, this Note Receivable and accrued interest of $163,000 and $5,545, respectively, to Specialty Capital Lenders LLC (“Specialty”) in partial satisfaction of the Note Payable to Specialty (See NOTE 1 – Note Receivable). At March 31, 2026, the balance receivable on this Note Receivable was revised and effective February 15, 2026, the Note Payable to Specialty was reduced by a corresponding amount of $168,545. Concurrently with this Agreement, the Company revised the Note with Specialty whereby the $350,000 note and the accrued interest in the amount of $98,029 were offset by the $168,545 with the revised principal amount being $279,484, bearing 4% interest, with no interest accruing from February 15 to July 31, 2026, and the Note due date is December 31, 2026.

As of March 31, 2026 and September 30, 2025, the Company owed $4,799 and $4,799, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

Related parties were paid consulting fees of $8,100 and $6,000 for the three months ended March 31, 2026 and 2025, respectively, and incurred $20,825 and $26,870 for the six months ended March 31, 2026 and 2025, respectively.

NOTE 6 – CONTRIBUTED CAPITAL

In the six months ended March 31, 2026 and 2025, the Company received proceeds of $nil and $225,000, respectively, in unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay. Accordingly, these advances are reflected in these financial statements as additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, $0.001 par value. As of March 31, 2026 and September 30, 2025, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of March 31, 2026 and September 30, 2025, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the six months ended March 31, 2026 and 2025.

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

The Company’s effective tax rate was 0% for the six months ended March 31, 2026 and 2025, as the Company incurred losses in both periods and maintained a full valuation allowance against its deferred tax assets.

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

Going Concern.

The Company’s unaudited financial statements for the three and six months ended March 31, 2026 and 2025 and the balance sheet as of March 31, 2026 and September 30, 2025, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the periods ended March 31, 2026 and 2025.

The Company had total operating expenses of $76,588 during the three months ended March 31, 2026 and total operating expenses of $18,530 for the three months ended March 31, 2025. The increase due to increased professional fees for audits.

The Company had total operating expenses of $92,938 during the six months ended March 31, 2026 and total operating expenses of $36,242 for the six months ended March 31, 2025. The increase due to increased professional fees for audits.

The Company incurred $875 and $2,625 in interest expense for the three months ending March 31, 2026 and 2025, respectively.

The Company incurred $3,500 and $5,250 interest expense for the six months ending March 31, 2026 and 2025, respectively.

The Company had interest income of $3,356 and $0 for the three months ending March 31, 2026 and 2025, respectively.

The Company had interest income of $5,308 and $0 for the three months ending March 31, 2026 and 2025, respectively.

The Company had a net loss of $74,107 and $21,155 for the three months ending March 31, 2026 and 2025, respectively.

The Company had a net loss of $91,130 and $41,492 for the six months ending March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources.

As of March 31, 2026, and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC and short-term advances. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC or other investors to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of March 31, 2026 and September 30, 2025, respectively, the Company had cash of $15,052 and $234,405, respectively.

The Company had a negative cash flow from operations of $89,353 and $80,318 for the six months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Company was obligated to Specialty Capital Lenders LLC for $279,484, with accrued interest of $0, for a total of $279,484 evidenced by a note (See NOTE 3). As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of March 31, 2026 and September 30, 2025, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of March 31, 2026 and September 30, 2025, the Company did not have any contractual obligations.

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

Date: May 11, 2026	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

