Form 10-Q
period 2026-06-30
PUBLIC CO MANAGEMENT CORP
filed 2026-08-04
CIK 1141964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the registrant had 34,276,816 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. The Company has attempted to identify, in context, certain of the factors that the Company believes may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025 filed on February 4, 2026, in the Form 8-K filed on July 7, 2026 and those identified in other documents that the Company may subsequently file from time to time with Securities and Exchange Commission.

The Company believes that it is important to communicate our future expectations to our investors. However, there may be events in the future, to include the Business Combination described herein, that the Company is not able to accurately predict or control and that may cause our actual results to differ materially from the expectations the Company describes in our forward-looking statements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this Form 10-Q.

Except as required by applicable law, including the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although the Company believes the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-Q, our statements do not guarantee future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

BALANCE SHEETS

	June 30, 2026 (unaudited)	September 30, 2025 *

Assets
Current assets
Cash	$6,692	$234,405
Note receivable	-	33,237
Total Current Assets	6,692	267,642

Total Assets	$6,692	$267,642

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$31,560	$25,475
Accounts payable and accrued expenses - related party	18,499	4,799
Accrued interest payable – related party	-	94,529
Note payable – related party	279,484	350,000
Total Current Liabilities	329,543	474,803
Total Liabilities	329,543	474,803

Stockholders’ deficit
Preferred Stock, 50,000,000 authorized at $0.001 par value; zero shares issued and outstanding at June 30, 2026 and September 30, 2025	-	-
Common Stock, 500,000,000 authorized at $0.001 par value; 34,276,816 shares issued and outstanding at June 30, 2026 and September 30, 2025	34,277	34,277
Additional paid-in capital	5,494,739	5,494,739
Accumulated deficit	(5,851,867)	(5,736,177)
Total stockholders’ deficit	(322,851)	(207,161)
Total liabilities and stockholders’ deficit	$6,692	$267,642

*	Derived from audited information

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenues
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	24,560	23,239	117,498	59,481
Total Operating Expenses	24,560	23,239	117,498	59,481

(Loss) from operations	(24,560)	(23,239)	(117,498)	(59,481)

Other income (expense)
Interest income	-	-	5,308	-
Interest expense	-	(2,625)	(3,500)	(7,875)
Total Other Expense	-	(2,625)	1,808	(7,875)

Net (loss)	$(24,560)	$(25,864)	$(115,690)	$(67,356)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

For the Three Months Ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at March 31, 2026	-	$-	34,276,816	$34,277	$5,494,739	$(5,827,307)	$(298,291)

Net loss	-	-	-	-	-	(24,560)	(24,560)
Balances at June 30, 2026	-	$-	34,276,816	$34,277	$5,494,739	$(5,851,867)	$(322,851)

For the Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit Restated	(Deficit) Restated

Balances at March 31, 2025	-	$-	34,276,816	$34,277	$5,194,739	$(5,673,852)	$(444,836)

Net loss	-	-	-	-	-	(25,864)	(25,864)
Balances at June 30, 2025	-	$-	34,276,816	$34,277	$5,194,739	$(5,699,716)	$(470,700)

For the Nine Months Ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at September 30, 2025	-	$-	34,276,816	$34,277	$5,494,739	$(5,736,177)	$(207,161)

Net loss	-	-	-	-	-	(115,690)	(115,690)
Balances at June 30, 2026	-	$-	34,276,816	$34,277	$5,494,739	$(5,851,867)	$(322,851)

4

For the Nine Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit Restated	(Deficit) Restated

Balances at September 30, 2024	-	$-	34,276,816	$34,277	$5,194,739	$(5,632,360)	$(403,344)

Net loss	-	-	-	-	-	(67,356)	(67,356)
Balances at June 30, 2025	-	$-	34,276,816	$34,277	$5,194,739	$(5,699,716)	$(470,700)

 The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2026	2025 Restated
Cash flows from operating activities
Net loss	$(115,690)	$(67,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued interest receivable	(5,308)	-
Accounts payable and accrued expenses	6,085	(1,143)
Accounts payable and accrued expenses – related party	13,700	(40,433)
Accrued interest payable – related party	3,500	7,875
Net cash used in operating activities	(97,713)	(101,057)

Cash flows from investing activities
Note receivable, related party	(130,000)	-
Net cash used in investing activities	(130,000)	-

Cash flows from financing activities	-
Contributed capital	-	275,000
Net cash used in financing activities	-	275,000
Net decrease in cash	(227,713)	173,943

Cash, beginning of period	234,405	100,035

Cash, end of period	$6,692	$273,978

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Note receivable and accrued interest offset against Note Payable and accrued interest – related party	$168,545	$-

The accompanying notes are an integral part of these financial statements.

PUBLIC COMPANY MANAGEMENT CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2026

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

The Company generated revenues primarily from consulting services that it provided to private company clients seeking to become fully reporting, publicly traded companies. The Company also generated revenue from regulatory compliance services that the Company was providing to public company clients that are required to file periodic and other reports with the Securities and Exchange Commission. The Company would be paid a flat fee for these services, which generally consisted of cash and restricted shares of the Company’s clients’ common stock.

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

Basis of Preparation

The accompanying financial statements include the financial information of Public Company Management Corporation (“PCMC”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2026. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

Restatement Adjustments

The Company’s accompanying restated financial statements for the nine months ended December 31, 2024 incorporate adjustments related to its general and administrative expenses. The table below presents the effect of the restatement adjustments:

	Nine Months Ended June 30, 2025	Adjustments	Nine Months Ended June 30, 2025 Restated
General and administrative expenses	$(65,481)	$6,000	$(59,481)
Other expense	(7,875)	-	(7,875)
Net income	$(7,356)	$6,000	$(67,356)

Net cash flows used in operating, investing and financing activities for the nine months ended June 30, 2025 did not materially change as a result of the misstatement.

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

On March 31, 2026, the Company entered into a Note Transfer and Settlement Agreement, where the Company assigned, to be effective as of February 15, 2026, this Note Receivable and accrued interest of $163,000 and $5,545, respectively, to Specialty Capital Lenders LLC (“Specialty”) in partial satisfaction of the Note Payable to Specialty (See NOTE 3). At June 30, 2026, the balance receivable on this Note Receivable was zero and effective February 15, 2026, the Note Payable to Specialty was reduced by a corresponding amount of $168,545.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2019-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances. No share-based payments were issued during the nine months ended June 30, 2026 and 2025.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2026 and September 30, 2025.

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

Basic and Diluted Net (Loss) per Share

	Nine	Three	Nine	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2026	2025	2025
Numerator:
Net Loss attributable to common shareholders of PCMC	$(115,690)	$(24,560)	$(67,356)	$(25,864)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	34,276,816	34,276,816	34,276,816	34,276,816

Loss per Share attributable to PCMC
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three and nine months ended June 30, 2026 and 2025. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2026 is zero .

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2026 and September 30, 2025.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party note and interest balances as of June 30, 2026 and September 30, 2025 were $279,484 and $444,529, respectively (See NOTE 3) and related party accrued liabilities as of June 30, 2026 and September 30, 2025 of $18,499 and $4,799, respectively (see Note 4. Related Party Transactions).

Research and Development

The Company incurred no expenses for research and development cost for the three and nine months ended June 30, 2026 and 2025.

Advertising Cost

The Company incurred no expenses for advertisement for the three and nine months ended June 30, 2026 and 2025.

Depreciation

The Company had no depreciation expense for the three and nine months ended June 30, 2026 and 2025.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, PCMC has an accumulated deficit of $5,851,867 since its inception and had a working capital deficit of $322,851 and negative cash flows from operations and limited business operations as of June 30, 2026. These conditions raise substantial doubt as to PCMC’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PCMC is unable to continue as a going concern.

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

During the nine months ending June 30, 2026 and 2025, the Company had $3,500 and $7,875 in interest expense, respectively.

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

As of June 30, 2026 and September 30, 2025, the Company owed $279,484 and $350,000 in principal, respectively, and owed $0 and $94,529 in accrued interest, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party accrued expenses and notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 3, 2020 Specialty Capital Lenders LLC was assigned a $350,000 promissory note by the former note holder and CEO of the Company. As of September 30, 2025, the balance of the promissory note outstanding was $350,000. The balance of accrued interest payable on the note was $97,529 as of September 30, 2025.

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

As of June 30, 2026 and September 30, 2025, the Company owed $18,499 and $4,799, respectively, to related parties for funds advanced to the Company for general and administrative expenses.

Related parties were paid consulting fees of $10,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, and incurred $30,825 and $26,870 for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 6 – CONTRIBUTED CAPITAL

In the nine months ended June 30, 2026 and 2025, the Company received proceeds of $nil and $275,000, respectively, in unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay. Accordingly, these advances are reflected in these financial statements as additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, $0.001 par value. As of June 30, 2026 and September 30, 2025, the Company has no preferred stock outstanding.

Common Stock

The Company has 500,000,000 shares of common stock authorized, $0.001 par value. As of June 30, 2026 and September 30, 2025, the Company had 34,276,816 shares of common stock outstanding.

The Company issued no shares of common stock in the nine months ended June 30, 2026 and 2025.

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

The Company’s effective tax rate was 0% for the nine months ended June 30, 2026 and 2025, as the Company incurred losses in both periods and maintained a full valuation allowance against its deferred tax assets.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since September 30, 2022 are still open.

NOTE 9 – SUBSEQUENT EVENTS

On June 30, 2026, the Company entered into a Share Exchange Agreement with Physicians Capital Management Corporation (“Physicians”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of Physicians in exchange for newly issued equity securities of the Company. The transaction is subject to a number of customary closing conditions, including completion of due diligence, regulatory and corporate approvals, and satisfaction of covenants by both parties. As of the date of this report, the transaction has not closed, and there can be no assurance that the share exchange will be completed on the terms contemplated, or at all. The financial statements presented do not include the accounts of Physicians.

The Company has evaluated subsequent events as of the date of the financial statements were available to be issued and has determined that there are no additional disclosable subsequent events.

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

Overview.

The Company proposes completing a business combination (the "Business Combination") with Physicians Capital Management Corporation (“Physicians”), is a physician owned healthcare real estate investment and development platform focused on the acquisition, development, ownership, and management of medical office buildings, ambulatory surgery centers, and other outpatient healthcare facilities. Physicians intends to partner with physician groups to structure co investment and co development opportunities designed to enhance long term physician ownership, improve clinical workflow, and create stable, recurring real estate income streams.

Physicians’ business model centers on identifying medical real estate assets with favorable demographic, reimbursement, and utilization characteristics; structuring physician aligned ownership vehicles; and managing the development, leasing, and long term operation of such facilities. Physician is led by practicing physician and with healthcare operators, enabling Physicians to integrate clinical, operational, and financial considerations into its real estate strategy.

Physicians has acquired, owns, and is operating the commercial real property located at 14585 Hazel Dell Parkway, Carmel, Indiana 46033 (the "Property").

The Business Combination is intended to result in a reverse merger or share exchange pursuant to which the Company will become the surviving public entity and the shareholders of Physicians will receive shares of the Company’s common stock in exchange for their equity interests in Physicians.

Upon consummation of the Business Combination, the shareholders of Physicians are expected to own approximately 80% of the combined company's outstanding common stock, while the pre-existing shareholders of the Company are expected to retain approximately 20% of the combined company's outstanding common stock. The Business Combination is subject to, among other things, the approval of the shareholders of each of the Company and Physicians, the receipt of all required regulatory approvals, and the satisfaction or waiver of the other closing conditions described in the Share Exchange Agreement. The Company’s sole director had unanimously determined that the Business Combination and the transactions contemplated by the Share Exchange Agreement are advisable, fair to, and in the best interests of the Company and its shareholders.

Going Concern.

The Company’s unaudited financial statements for the three and nine months ended June 30, 2026 and 2025 and the balance sheet as of June 30, 2026 and September 30, 2025, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the periods ended June 30, 2026 and 2025.

The Company had total operating expenses of $24,560 during the three months ended June 30, 2026 and total operating expenses of $23,239 for the three months ended June 30, 2025. The increase due to increased professional fees for audits.

The Company had total operating expenses of $117,498 during the nine months ended June 30, 2026 and total operating expenses of $59,481 for the nine months ended June 30, 2025. The increase due to increased professional fees for audits.

The Company incurred $0 and $2,625 in interest expense for the three months ending June 30, 2026 and 2025, respectively.

The Company incurred $3,500 and $7,875 interest expense for the nine months ending June 30, 2026 and 2025, respectively.

The Company had interest income of $0 and $0 for the three months ending June 30, 2026 and 2025, respectively.

The Company had interest income of $5,308 and $0 for the three months ending June 30, 2026 and 2025, respectively.

The Company had a net loss of $24,560 and $25,864 for the three months ending June 30, 2026 and 2025, respectively.

The Company had a net loss of $115,690 and $67,356 for the nine months ending June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources.

As of June 30, 2026, and through the date hereof, the Company has no business operations and limited cash resources other than those provided by Repository Services LLC and short-term advances. The Company does not currently engage in any business activities that provide cash flow. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC or other investors to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

The Company’s' liquidity is dependent on its ability to complete the Business Combination or, if the Business Combination is not completed, to obtain other financing or identify an alternative business combination candidate. As of June 30, 2027, the Company had cash and cash equivalents of $6,692, which is insufficient to fund the Company’s operations for an extended period in the absence of the Business Combination. The Company's continued existence as a going concern is dependent upon the consummation of the Business Combination or other significant capital infusion. The Company's financial statements include a going concern disclosure issued by its independent auditors. There are no known trends, demands, commitments, events, or uncertainties that are reasonably likely to have a material effect on the Company’s financial condition other than the proposed Business Combination.

The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC or other investors.

If the Business Combination is not consummated, the Company currently plans to satisfy its cash requirements for the next twelve months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or entities or individuals affiliated with either and believes it can satisfy its cash requirements so long as the Company is able to obtain financing from these parties. The Company expects that the money borrowed will be used during the next twelve months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

If the Business Combination is not consummated, during the next twelve months, the Company anticipates incurring costs related to filing of Securities Exchange Act of 1934, as amended, reports, franchise fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. The Company estimates that these costs will be in the range of ten to twelve thousand dollars per year, and that the Company will be able to meet these costs as necessary with funds to be advanced or loaned to us by investors or Repository Services LLC and/or Specialty Capital Lenders LLC.

As of June 30, 2026 and September 30, 2025, respectively, the Company had cash of $6,692 and $234,405, respectively. The Company had a negative cash flow from operations of $97,713 and $101,057 for the nine months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company was obligated to Specialty Capital Lenders LLC for $279,484, with accrued interest of $0, for a total of $279,484 evidenced by a note (See NOTE 3). As of the date hereof, the maturity date of the note was extended to December 31, 2026.

Off-Balance Sheet Arrangements.

As of June 30, 2026 and September 30, 2025, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments.

As of September 30, 2025, the Company did not have any contractual obligations. As of June 30, 2026, the Company had entered into a Share Exchange Agreement with Physicians Capital Management Corporation (“Physicians”), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of Physicians in exchange for newly issued equity securities of the Company. As of the date, the Company is contractually bound by the terms, conditions, and commitments contained there. The Share Exchange Agreement had been execute but the transaction is executory and has not closed.

As of June 30, 2025, the Company received proceeds $275,000 in unsecured advances from unrelated parties for working capital which the Company has no legal obligation to repay. Accordingly, these advances are reflected in the Company’s financial statements as additional paid-in capital. Subject to the approval of Physicians and Ivie of the terms and conditions contained therein, the Company intends to offer to enter into Simple Agreements for Future Equity (“SAFEs”) with these unrelated parties. SAFEs are not equity securities and do not convey voting, dividend, or other stockholder rights. The SAFEs will be contractual obligations and commitment. The Company intends to have the SAFEs convert into shares of the Company’s capital stock only upon the occurrence of specified future events, including equity financing or liquidity event.

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

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management and our Chief Executive Officer - Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Generally.

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

Further, in addition to the other information set forth in this Form 10-Q, careful consideration should be given to the Form 8-K filed on July 7, 2026 discussing the Share Exchange Agreement and the Business Combination.

The Share Exchange Agreement executed on June 30, 2026 contemplates that the Company will issue a substantial number of newly issued equity securities - potentially including common stock and one or more series of preferred stock - to acquire all of the outstanding shares of Physicians Capital Management Corporation (“Physicians”). If the transaction closes, the former shareholders of Physicians are expected to own a majority of our outstanding equity securities on a fully diluted, as-converted basis. As a result, our existing stockholders will experience significant dilution in their ownership percentage, voting power, and potential economic interest.

The dilution resulting from the share issuance may adversely affect the market price of our common stock, particularly if investors perceive the exchange ratio or valuation of Physicians as unfavorable. In addition, the issuance of preferred stock with conversion, voting, dividend, or liquidation preferences could further reduce the rights and economic interests of our existing common stockholders.

Even if the transaction does not close, the pendency of the Share Exchange Agreement may create uncertainty regarding our capital structure, limit our ability to raise additional financing, and affect investor perception of our equity value. Any of these outcomes could materially and adversely affect the trading price of our common stock and our ability to access capital markets.

The Share Exchange Agreement with Physicians Capital Management Corporation may not close, and failure to complete the transaction could adversely affect our business, financial condition, and stock price.

On June 30, 2026, the Company entered into a Share Exchange Agreement with Physicians pursuant to which the Company agreed to acquire all of the issued and outstanding shares of Physicians in exchange for newly issued equity securities of the Company. The transaction is subject to a number of customary closing conditions, including completion of due diligence, regulatory and corporate approvals, and satisfaction of covenants by both parties. As of the date of this report, the transaction has not closed, and there can be no assurance that the share exchange will be completed on the terms contemplated, or at all.

If the transaction is not completed, the Company may incur significant costs without realizing any of the anticipated benefits of the acquisition. The announcement and pendency of the share exchange may also disrupt our existing operations, divert management’s attention, and create uncertainty for employees, customers, and potential business partners. In addition, failure to consummate the transaction could negatively affect the trading price of our common stock and impair our ability to pursue alternative strategic transactions.

Even if the share exchange is completed, the combined company may not achieve the expected synergies, operational efficiencies, or financial performance, and integration of Physicians’ business could involve significant challenges, including retention of key personnel, alignment of systems and processes, and compliance with additional regulatory requirements. Any of these risks could materially and adversely affect our business, financial condition, results of operations, and stock price.

The issuance of a substantial number of shares in connection with the Share Exchange Agreement will result in significant dilution to our existing stockholders.

The Share Exchange Agreement executed on June 30, 2026 contemplates that the Company will issue a substantial number of newly issued equity securities - potentially including common stock and one or more series of preferred stock - to acquire all of the outstanding shares of Physicians. If the transaction closes, the former shareholders of Physicians are expected to own a majority of our outstanding equity securities on a fully diluted, as-converted basis. As a result, our existing stockholders will experience significant dilution in their ownership percentage, voting power, and potential economic interest.

The dilution resulting from the share issuance may adversely affect the market price of our common stock, particularly if investors perceive the exchange ratio or valuation of Physicians as unfavorable. In addition, the issuance of preferred stock with conversion, voting, dividend, or liquidation preferences could further reduce the rights and economic interests of our existing common stockholders.

Even if the transaction does not close, the pendency of the Share Exchange Agreement may create uncertainty regarding our capital structure, limit our ability to raise additional financing, and affect investor perception of our equity value. Any of these outcomes could materially and adversely affect the trading price of our common stock and our ability to access capital markets.

Other.

The Company believe that it is important to communicate our future expectations to our investors. However, there may be other events in the future that the Company are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations the Company describes in our forward-looking statements. You should not place undue reliance on the forward-looking statements.

Except as required by applicable law, including the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although the Company believes the expectations reflected in our forward-looking statements are reasonable, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since 2010, there has been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

The Share Exchange Agreement.

On June 30, 2026, the Company entered into a Share Exchange Agreement with Physicians Capital Management Corporation, a Maryland corporation (“Physicians”) and Conrad Ivie, MD (Ivie”), the sole equity holder of Physicians. Under the Share Exchange Agreement, Ivie agreed to transfer to the Company and the Company agreed to acquire from Ivie, all of the issued and outstanding shares of capital stock of Physicians (the “Physicians Shares”) in exchange for 68,566,368 shares of the Company's Common Stock and 24,913,918 shares of the Company’s Preferred Stock, consisting of 1,000,000 shares of Series A Voting Preferred Stock, 15,942,612 shares of Series B-1 Convertible Preferred Stock and 7,971,306 shares of Series B-2 Convertible Preferred Stock (the "Exchange Shares"), which Exchange Shares shall constitute approximately 80% of the issued and outstanding shares of the Company's Common Stock, fully diluted, immediately after the closing of the transactions contemplated therein, in each case, on the terms and conditions as set forth therein. The aggregate Exchange Shares are fixed, and any shares of Physicians Common Stock issued to Employee Stockholders shall reduce only the Exchange Shares otherwise allocable to Ivie and shall not increase the aggregate Exchange Shares; the Employee Stockholders shall receive only the Company Common Stock in the Exchange.

The authorized capital stock of the Company will consist of (i) 500,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), of which (i) 1,000,000 shares will have been designated as Series A Voting Preferred Stock (“Series A”), (ii) 25,000,000 shares will have been designated as Series B-1 Convertible Preferred Stock (“Series B-1”), and (iii) 10,000,000 shares will have been designated as Series B-2 Convertible Preferred Stock (“Series B-2”).

The parties have agreed that the Series A is intended to provide voting control to Ivie, the Series B-1 being convertible after the eighteen (18) month anniversary of the closing at a conversion ratio of four (4) shares of Common Stock for each one (1) share of Series B-1, and the Series B-2 being convertible, after the twenty-four (24) month anniversary of the closing, into shares of the Company Common Stock at a conversion ratio of eight (8) shares of Common Stock for each one (1) share of Series B-2, subject to customary anti-dilution adjustments.

The obligations of the parties to consummate the transactions are subject to customary closing conditions, including, among others: (a) the accuracy, in all material respects (or to the standard specified in the Share Exchange Agreement), of the representations and warranties of each party as of the closing; (b) the performance in all material respects by each party of its covenants and agreements under the Share Exchange Agreement; (c) the absence of any law, order or injunction prohibiting or restraining the consummation of the transactions; (d) the receipt of all required consents, approvals or waivers from governmental authorities and third parties, in each case as specified in the Share Exchange Agreement; and (e) the absence of any material adverse effect (as defined in the Share Exchange Agreement) with respect to either the Company or Physicians between the signing date and the closing.

The parties currently expect closing to occur in the third quarter of 2026, subject to the satisfaction or waiver of the closing conditions set forth in the Share Exchange Agreement. the Company expects any required filing to be filed within the time frames required by applicable federal securities laws or OTC Market Group Inc.’s rules.

Shell Company Status.

The Company is a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of the Share Exchange Agreement and the transactions contemplated thereby (the "Transaction"), the Company will cease to be a shell company upon the closing. In accordance with Item 2.01(f) of Form 8-K and General Instruction B.3 to Form 8-K, the Company will file a comprehensive current report on Form 8-K (the "Super 8-K") within four (4) business days after the closing, which will include all information that would be required if the Company were filing a general form for registration of securities on Form 10 under the Exchange Act, reflecting all material changes in the Company's affairs since it last filed a Form 10-type report. Following the filing of the Super 8-K, the Company intends to file a Registration Statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act"), to register the shares of Common Stock issuable in connection with the Transaction.

Investors and shareholders are advised that, as a consequence of the Company's status as a former shell company, the resale exemption provided by Rule 144 under the Securities Act will not be available for the resale of any securities of the Company until one (1) year has elapsed from the date on which the Company files the Form 8-K containing Form 10-type information, and only if the Company is then current in its reporting obligations under the Exchange Act, all as required by Rule 144(i). Accordingly, holders of restricted securities of the Company will not be able to rely on Rule 144 for resales during this period and should consult with their own legal counsel regarding available exemptions under the Securities Act.

Business of Physicians.

Physicians owns the real property consisting of a single-story health care/medical office building located at 14585 Hazel Dell Parkway, Carmel, Indiana 46033, which is leased to Intuitive Health of Hamilton County, LLC under a long-term triple-net lease. Physicians holds, under valid leases or other rights, all real property, plants, machinery and equipment necessary for the conduct of their business as presently conducted, except where the failure to own or hold such property, plants, machinery or equipment would not have a material adverse effect.

Following the closing, the Company’s primary business will be real estate development and ownership focusing on the health care industry. Generally, a real estate development company is a business that specializes in conceptualization, planning, financing, construction and management of properties. The Company’s core activities will include identifying and acquiring existing properties, and as required, securing regulatory approvals and entitlements, and overseeing the successful marketing and leasing of the property. The Company will focus on a healthcare real estate platform that acquires, develops and owns income-producing medical properties, initially concentrating on single or multi-tenant medical offices and outpatient facilities subject to long-term triple-net leases to health systems and other healthcare providers. The Company expects to raise project capital through a combination of debt and equity financing while managing risks related to market conditions, acquisition costs and regulatory compliance.

Undetermined or Additional Material Terms.

As of the date of this Quarterly Report on Form 10-Q, the parties have not finalized the final composition of the post-closing board committees or the specific form of certain ancillary agreements, if any, and such terms will be determined by mutual agreement of the parties prior to the closing. the Company intends to disclose any material amendments to, or waivers under, the Share Exchange Agreement or related agreements in one or more subsequent Current Reports on Form 8-K as required by the rules of the Securities and Exchange Commission.

The foregoing description of the Share Exchange Agreement and the transactions does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Exchange Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 7, 2026.

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

Date: August 3, 2026	PUBLIC COMPANY MANAGEMENT CORPORATION

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

